Form 10-Q
period 2005-03-31
CBOT HOLDINGS  INC
filed 2005-05-13
CIK 1161448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-72184

CBOT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4468986
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

141 West Jackson Boulevard

Chicago, Illinois 60604

(312) 435-3500

(Address of principal executive offices)

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2005, there were 49,359,836 shares of the registrant’s Class A common stock, par value $0.001 per share, issued and outstanding.

CBOT HOLDINGS, INC.

FORM 10-Q — QUARTERLY REPORT

For the quarterly period ended March 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOARD OF TRADE OF THE CITY OF CHICAGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited, in thousands)

	December 31, 2004	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents:
Unrestricted	$91,165	$101,455
Held under deposit and membership transfers	14,262	16,439

Total cash and cash equivalents	105,427	117,894
Restricted cash	7,661	4,025
Accounts receivable—net of allowance of $4,352 and $4,582 in 2004 and 2005, respectively	34,556	47,775
Income tax receivable	1,557	—
Deferred income taxes	2,219	2,591
Prepaid expenses	20,542	24,388

Total current assets	171,962	196,673
PROPERTY AND EQUIPMENT:
Land	34,234	34,234
Buildings and equipment	320,295	322,363
Furnishings and fixtures	188,316	189,825
Computer software and systems	72,662	81,492
Construction in progress	13,702	6,196

Total property and equipment	629,209	634,110
Less accumulated depreciation and amortization	360,038	373,708

Property and equipment—net	269,171	260,402
OTHER ASSETS—net	19,283	19,162

TOTAL ASSETS	$460,416	$476,237

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,545	$12,837
Accrued clearing services	11,591	13,516
Accrued real estate taxes	7,623	5,994
Accrued payroll costs	6,031	2,882
Accrued exchange fee rebates	2,301	1,587
Accrued employee termination	403	322
Accrued liabilities	9,524	9,056
Funds held for deposit and membership transfers	14,262	16,439
Current portion of long-term debt	20,359	20,229
Income tax payable	—	12,012
Other current liabilities	249	4,733

Total current liabilities	92,888	99,607
LONG-TERM LIABILITIES:
Deferred income tax liabilities	28,484	27,225
Long-term debt	31,074	20,231
Other liabilities	14,379	14,671

Total long-term liabilities	73,937	62,127

Total liabilities	166,825	161,734
MEMBERS’ EQUITY	293,591	314,503

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$460,416	$476,237

See notes to consolidated financial statements.

BOARD OF TRADE OF THE CITY OF CHICAGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands)

	Three Months Ended March 31,
	2004	2005
REVENUES:
Exchange fees	$54,351	$66,518
Clearing fees	16,589	21,277
Market data	15,979	18,522
Building	5,398	5,608
Services	3,056	3,591
Dues	4,658	—
Other	854	941

Total revenues	100,885	116,457
EXPENSES:
Salaries and benefits	17,915	18,633
Clearing services	12,210	16,516
Depreciation and amortization	11,292	13,814
Professional services	6,673	4,592
General and administrative expenses	5,465	4,922
Building operating costs	6,355	6,638
Information technology services	8,181	10,677
Contracted license fees	1,443	1,625
Programs	2,786	2,016
Interest	1,324	922
Severance and related costs	360	114

Operating expenses	74,004	80,469

INCOME FROM OPERATIONS	26,881	35,988
INCOME TAXES:
Current	10,785	16,577
Deferred	193	(1,632)

Total income taxes	10,978	14,945

INCOME BEFORE EQUITY IN UNCONSOLIDATED SUBSIDIARY AND MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	15,903	21,043
EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY—NET OF TAX OF $93 AND $170, RESPECTIVELY	(139)	(255)
MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARY	254	—

Net income	$16,018	$20,788

See notes to consolidated financial statements.

BOARD OF TRADE OF THE CITY OF CHICAGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,018	$20,788
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,292	13,814
Change in allowance for doubtful accounts	22	230
(Gain) loss on foreign currency transaction	919	(260)
Deferred income taxes (benefit)	193	(1,632)
Minority interest in loss of subsidiary	(254)	—
Equity in loss of unconsolidated subsidiary	232	425
Changes in assets and liabilities:
Restricted cash	(5,158)	3,636
Accounts receivable	(911)	(13,449)
Income tax receivable / payable	10,781	13,569
Prepaid expenses	(6,278)	(3,846)
Other assets	258	(410)
Accounts payable	(16,329)	(7,708)
Accrued clearing services	8,386	1,925
Accrued real estate taxes	(1,741)	(1,629)
Accrued payroll costs	(2,625)	(3,149)
Accrued exchange fee rebates	(2,878)	(714)
Accrued employee termination	(1,040)	(81)
Accrued liabilities	(4,825)	(468)
Funds held for deposit and membership transfers	3,720	2,177
Other current liabilities	13,613	4,484
Other long-term liabilities	220	292

Net cash flows from operating activities	23,615	27,994
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,700)	(4,932)
Distribution to partners	(60,300)	—
Investment in joint ventures	(73)	(6)

Net cash flows used in investing activities	(65,073)	(4,938)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings	(10,713)	(10,713)
Capital contributions from members	89	124

Net cash flows used in financing activities	(10,624)	(10,589)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,082)	12,467
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	142,666	105,427

CASH AND CASH EQUIVALENTS—END OF PERIOD	$90,584	$117,894

CASH PAID FOR:
Interest	$1,532	$1,089

Income taxes (net of refunds)	$—	$2,837

See notes to consolidated financial statements.

BOARD OF TRADE OF THE CITY OF CHICAGO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. Results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the audited financial statements and related notes as of and for the three years ended December 31, 2004. The consolidated financial statements include the accounts of the Board of Trade of the City of Chicago, Inc. and its wholly owned subsidiaries, including Electronic Chicago Board of Trade, Inc. (“Electronic CBOT”) which held a controlling general partner interest in Ceres Trading Limited Partnership (“Ceres”) (collectively, the “CBOT”). Ceres was dissolved on December 31, 2003 and was liquidated during 2004. The CBOT holds an approximate 9% interest in a joint venture called OneChicago, LLC (“OneChicago”). The CBOT accounts for its interest in OneChicago under the equity method. The investment has a carrying value of zero as the losses recognized exceed the total amount invested. All significant inter-company balances and transactions have been eliminated in consolidation.

Business and Proposed Restructuring Transactions— The CBOT operates a marketplace for the trading of commodity and financial futures contracts, as well as options on futures contracts. Products traded on the exchange include financial derivatives, global listed agricultural futures and options contracts (e.g., wheat, corn and soybeans), and global listed financial futures and options contracts (e.g., U.S. Treasury bonds and notes). Products are traded in traditional open-auction venues on trading floors where members trade among themselves for their own accounts and for the accounts of their customers. Products are also traded electronically on e-cbot powered by LIFFE CONNECT® (“e-cbot”), a system that was developed and implemented in the fourth quarter of 2003. The CBOT also provides a full range of clearing services for every contract traded through its exchange through a clearing agreement with the Chicago Mercantile Exchange (“CME”) called the CME/CBOT Common Clearing Link. The CBOT also engages in market surveillance and financial supervision activities designed to ensure market integrity and provide financial safeguards for users of the markets. In addition, the CBOT markets and distributes real-time and historical market data generated for trading activity in its markets to users of its products and related cash and derivative markets. The CBOT also owns and operates three office buildings in the city of Chicago.

Over the last several years, the CBOT has conducted an ongoing and extensive evaluation process with respect to the structure of its organization and its competitiveness in the futures industry. As a result of this evaluation process, the CBOT has determined that it should restructure its organization in order to enhance its competitiveness.

The CBOT has developed, and proposed for approval by its Full Members and Associate Members, a series of transactions designed to restructure the CBOT. These “restructuring transactions” are designed to:

•	“de-mutualize” the CBOT by creating a stock, for-profit holding company, referred to as “CBOT Holdings,” and distributing shares of common stock of CBOT Holdings to its members, while maintaining the CBOT as a non-stock, for-profit subsidiary of CBOT Holdings, referred to as the “CBOT Subsidiary”;

BOARD OF TRADE OF THE CITY OF CHICAGO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	modernize the CBOT’s corporate governance structure by, among other things, adopting new mechanisms for initiating and voting on stockholder and member proposals, providing for a modest reduction in the size of its board and modifying the nomination and election process for directors as well as the terms of office and qualifications of directors; and

•	create a framework to facilitate access to public markets for equity securities of CBOT Holdings, capital-raising transactions and other securities issuances following a subsequent approval by the stockholders of CBOT Holdings.

Prior to the completion of the restructuring transactions, CBOT Holdings had not begun doing business as a separate entity and, therefore did not have its own set of financial statements. As a result, these financial statements and notes are those of the CBOT Subsidiary, which operated the exchange prior to the restructuring. The CBOT Subsidiary will continue to operate the exchange after the restructuring as a subsidiary of CBOT Holdings. It is anticipated that in future filings the business of the CBOT Subsidiary will be the primary business of CBOT Holdings. See Note 7—”Subsequent Event” for further information on the restructuring transactions.

Use of Estimates— The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements, such as estimates for bad debts, exchange fee rebates, real estate taxes and assumptions used for the calculation of pension and other postretirement benefit plan costs. Actual amounts could differ from those estimates.

Prior Year Reclassifications—Certain reclassifications have been made of prior year amounts to conform to current year presentations.

2. DEBT

Long-term debt at December 31, 2004 and March 31, 2005 consisted of the following (in thousands):

	December 31, 2004	March 31, 2005
Private placement senior notes, due in annual installments through 2007, at an annual interest rate of 6.81%	$32,144	$21,430
LIFFE financing agreement	19,289	19,030

	51,433	40,460
Less current portion	20,359	20,229

Total	$31,074	$20,231

In the first quarter of 2005, an annual principal repayment of $10.7 million was made on the senior notes. No additional payments or borrowings were made. LIFFE debt is denominated in pounds sterling.

3. BENEFIT PLANS

Substantially all employees of the CBOT are covered by a noncontributory, defined benefit pension plan. The benefits of this plan are based primarily on the years of service and the employees’ average compensation levels. The CBOT’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. The plan assets are primarily invested in marketable debt and equity securities. The measurement date of plan assets and obligations is December 31.

BOARD OF TRADE OF THE CITY OF CHICAGO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2004	2005
Service cost	$590	$579
Interest cost	509	499
Expected return on plan assets	(562)	(551)
Net amortization:
Unrecognized prior service cost	1	1
Unrecognized net loss	212	207

Net periodic benefit cost	$750	$735

The CBOT has a retiree benefit plan which covers all eligible employees, as defined. Employees retiring from CBOT on or after age 55, who have at least ten years of service, or after age 65 with five years of service, are entitled to postretirement medical and life insurance benefits. The CBOT funds benefit costs on a pay as you go basis. The measurement date of plan obligations is December 31.

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2004	2005
Service cost	$65	$132
Interest cost	84	169
Net amortization:
Transition liability	16	32
Unrecognized net loss	26	52

Net periodic benefit cost	$191	$385

The CBOT contributed $0.8 million to its pension plan during the three months ended March 31, 2005 and expects to contribute an additional $2.5 million to the plan by December 31, 2005.

4. FOREIGN CURRENCY FORWARD CONTRACTS

The CBOT currently utilizes foreign currency forward contracts that are designated as fair value hedges. These are intended to offset the effect of exchange rate fluctuations on firm commitments for purchases of fixed annual and quarterly services denominated in pounds sterling. These contracts had notional amounts approximating $46.1 million (26.9 million pounds sterling) at March 31, 2005. Gains and losses on these hedge instruments, as well as the gains and losses on the underlying hedged item, are recognized currently in general and administrative expense. There were no gains or losses recorded on these fair value hedges related to hedge ineffectiveness.

The CBOT also utilizes foreign currency forward contracts that are intended to offset the effect of exchange rate fluctuations on recorded debt that is denominated in pounds sterling. These contracts, which are not designated as hedges under FASB Statement No. 133, had notional amounts approximating $17.5 million (10.1 million pounds sterling) at March 31, 2005. Gains and losses on these instruments, as well as the gains and losses on revaluing the recorded debt, are recognized currently in general and administrative expense.

BOARD OF TRADE OF THE CITY OF CHICAGO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. LITIGATION

The CBOT has been named as a defendant in various lawsuits.

In October 2003, a lawsuit was filed in the U.S. District Court of the District of Columbia by Eurex U.S. against the CBOT and the CME alleging that the CBOT and CME have engaged in anti-competitive behavior. On December 12, 2003, the CBOT filed in the U.S. District Court for the District of Columbia a motion to dismiss the amended complaint and a motion to transfer the action to the U.S. District Court for the Northern District of Illinois. The grounds for dismissal included Eurex’s failure to state a cause of action under U.S. antitrust laws and Eurex’s inability to demonstrate any harm to competition resulting from the CBOT stating its views on Eurex’s pending application to become a U.S. regulated exchange. On September 2, 2004, the United States District Court for the District of Columbia granted the motion to transfer the case to the United States District Court for the Northern District of Illinois. The District Court denied the motion to dismiss as moot in light of its ruling on the transfer motion. An amended complaint was filed by Eurex in the Northern District of Illinois in late March 2005.

In February 2004, the CBOT entered into a settlement agreement to settle a lawsuit brought by certain Associate Members, GIMs, IDEMs and COMs in the Circuit Court of Cook County, Illinois over the proposed allocation of equity in a restructuring of the CBOT. Under the terms of the settlement agreement, the CBOT is obligated to pay $3.5 million in attorney fees and expenses upon entry of a final judgment order by the Circuit Court of Cook County, Illinois County Department, Chancery Division. In addition, upon an affirmative vote by CBOT members in favor of a restructuring, the CBOT is obligated to pay an additional $4.0 million in attorney fees, provided that such a vote occurs within 5 years from the final judgment order and that a restructuring is completed within 3 years from the date of the first vote by CBOT members regarding a restructuring.

On May 18, 2004, the Circuit Court of Cook County, Illinois entered an order granting preliminary approval of the settlement agreement. On September 10, 2004, the court conducted a hearing on the fairness of the settlement agreement. On September 20, 2004, the court entered a final order, approving the settlement agreement as fair, adequate and reasonable and in the best interest of all CBOT members.

On October 20, 2004, the statutory period for appeals of the Circuit Court’s final order expired and the order became final and non-appealable. Upon expiration of the statutory period for filing a notice of appeal, counsel for the plaintiff class representatives were paid the initial payment of attorneys’ fees in the amount of $3.5 million plus interest at the Prime Rate minus one percent.

On April 14, 2005, the CBOT members voted in favor of a restructuring. Counsel for the plaintiff class representatives were paid the additional payment of attorneys’ fees in the amount of $4.0 million plus interest at the Prime Rate minus one percent. This payment will be recognized as an expense in the second quarter of 2005.

CBOT management believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the CBOT’s financial position, results of operations or cash flows.

BOARD OF TRADE OF THE CITY OF CHICAGO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. OPERATING SEGMENTS

Management has identified two reportable operating segments: exchange trading and real estate operations. The exchange trading segment primarily consists of revenue and expenses from both traditional open-auction trading activities and electronic trading platform activities, as well as from the sale of related market data to vendors. The real estate operations segment consists of revenue and expenses from renting and managing the real estate owned by the CBOT. The CBOT allocates certain business activity to each operating segment based on trading volume and other factors.

The CBOT evaluates segment performance based on revenues and income from operations. Intercompany transactions between segments have been eliminated. The accounting principles used for segment reporting are the same as those used for consolidated financial reporting. A summary by operating segment follows for the three months ended March 31, 2004 and 2005 (in thousands):

	Three Months Ended March 31, 2004
	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$54,351			$54,351
Clearing fees	16,589			16,589
Market data	15,979			15,979
Building		5,398		5,398
CBOT space rent		6,462	(6,462)
Services	3,056			3,056
Members’ dues	4,658			4,658
Other	854			854

Total revenues	$95,487	$11,860	$(6,462)	$100,885

Depreciation and amortization	$7,833	$3,459	$—	$11,292

Income from operations	$26,875	$6	$—	$—

Total assets	$239,753	$186,664	$—	$426,417

Capital expenditures	$4,662	$38	$—	$4,700

	Three Months Ended March 31, 2005
	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$66,518			$66,518
Clearing fees	21,277			21,277
Market data	18,522			18,522
Building		5,608		5,608
CBOT space rent		6,547	(6,547)
Services	3,591			3,591
Other	941			941

Total revenues	$110,849	$12,155	$(6,547)	$116,457

Depreciation and amortization	$10,192	$3,622	$—	$13,814

Income from operations	$35,892	$96	$—	$35,988

Total assets	$293,131	$183,106	$—	$476,237

Capital expenditures	$4,190	$742	$—	$4,932

BOARD OF TRADE OF THE CITY OF CHICAGO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. SUBSEQUENT EVENT

On April 22, 2005, we completed a series of restructuring transactions that converted our organization from a nonstock, not-for-profit company with members into a stock, for-profit holding company with stockholders and a nonstock for-profit derivatives exchange subsidiary with members. As a result of the restructuring transactions, our members became stockholders of CBOT Holdings and members of the CBOT subsidiary. Accordingly, members of the CBOT were distributed a total of 49,359,836 shares of restricted Class A common stock in CBOT Holdings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 22, 2005, we completed a series of restructuring transactions that converted our organization from a nonstock, not-for-profit company with members into a stock, for-profit holding company with stockholders and a nonstock, for-profit derivatives exchange subsidiary with members. This type of transaction is sometimes called a demutualization. As a result of the restructuring transactions, our members became stockholders of CBOT Holdings and members of the CBOT subsidiary.

Prior to the completion of the restructuring transactions, CBOT Holdings had not begun doing business as a separate entity and, therefore did not have its own set of financial statements. As a result, the financial condition and results of operations discussed here are those of the CBOT, which operated the exchange prior to the completion of the restructuring transactions. The CBOT continues to operate the exchange after the restructuring transactions as a subsidiary of CBOT Holdings. It is currently anticipated that the business of the CBOT will be the primary business of CBOT Holdings.

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Net income for the first quarter of 2005 was $20.8 million, 30% higher than the first quarter of 2004 and an all-time quarterly record. This record income was primarily a result of increased revenues of $15.6 million in the first quarter of 2005, offset to a degree by increased operating expenses of $6.5 million compared to the first quarter of 2004. Revenues increased from the prior year primarily as a result of record trading volume in the first quarter of 2005.

The following chart provides trading volume across the different categories of products traded at the CBOT (in thousands):

	1st Quarter 2004		1st Quarter 2005
Trading Volume by Product	Volume	% of Total	Volume	% of Total	Volume Change	% of Change	% Change
Interest Rate	107,547	79%	143,730	83%	36,183	99%	34%
Agricultural	23,271	17%	22,779	13%	(492)	-1%	-2%
Stock Market Indices	5,618	4%	6,381	4%	763	2%	14%
Metals and Energy	137	0%	211	0%	74	0%	54%

Total	136,573	100%	173,101	100%	36,528	100%	27%

The following chart provides contract trading volume on our various platforms (in thousands):

	1st Quarter 2004		1st Quarter 2005
Trading Volume by Platform	Volume	% of Total	Volume	% of Total	Volume Change	% of Change	% Change
Electronic	74,013	54%	108,079	63%	34,066	93%	46%
Open-auction	56,627	42%	57,360	33%	733	2%	1%
Off-exchange	5,933	4%	7,662	4%	1,729	5%	29%

Total	136,573	100%	173,101	100%	36,528	100%	27%

Trading volume in the first quarter of 2005 was 173.1 million contracts, a 27% increase from the 136.6 million contracts in the first quarter of 2004. Electronic trading volume increased 46% to 108.1 million contracts versus 74.0 million contracts in the first quarter of 2004. Open-auction trading volume increased slightly to 57.4 million contracts compared to 56.6 million contracts in 2004. The percentage of electronic trading to total trading volume increased to 63% in the first quarter of 2005 from 54% in the first quarter of 2004 . Off-exchange volume was 7.7 million contracts and 5.9 million contracts in the first quarters of 2005 and 2004, respectively.

Revenues Consolidated revenues for the quarter ended March 31, 2005 were $116.5 million, a 15% increase from $100.9 million in the first quarter of 2004. The following chart provides revenues by source and by percent of total revenues for the quarter ended March 31:

	1st Quarter 2004		1st Quarter 2005		Variance
	In Thousands	% of Total	In Thousands	% of Total	In Thousands	% Change
Exchange fees	$54,351	54%	$66,518	57%	$12,167	22%
Clearing fees	16,589	16%	21,277	18%	4,688	28%
Market data	15,979	16%	18,522	16%	2,543	16%
Building	5,398	5%	5,608	5%	210	4%
Services	3,056	3%	3,591	3%	535	18%
Dues	4,658	5%	—	0%	(4,658)	-100%
Other	854	1%	941	1%	87	10%

Total revenues	$100,885	100%	$116,457	100%	$15,572	15%

Revenues from exchange fees increased 22% to $66.5 million in the first quarter of 2005, from $54.4 million in the prior year period . Exchange fee revenues grew at a lesser rate than trading volume due to a reduction in the average fee per contract rate in the current period. The average fee per contract traded in the first quarter of 2005 was $0.38, 5% less than the $0.40 per contract rate in the first quarter of 2004. In February 2004, we decreased trading fees on selected contracts traded on our electronic trading platform. Based upon 2004 operating results, as well as other factors, we made modest fee increases in January 2005 for certain electronic trades for which we had reduced trading fees during 2004. The higher fees charged before the fee reduction in February 2004, offset somewhat by the fee increases made in 2005, accounted for the higher average fee per contract rate in the first quarter of 2004. We continuously evaluate the fees that we charge on all types of trades and may adjust fees in the future.

Electronic trading fees were $30.6 million for the quarter ended March 31, 2005, 32% more than the $23.1 million in the prior year period. The growth rate in electronic trading revenues was less than the growth rate of electronic trading volume because the trading fee reductions introduced in February 2004 were for selected contracts traded primarily on our electronic trading platform. The average electronic trading fee per contract traded was $0.28 in the first quarter of 2005, compared to $0.31 in the prior year period. Additionally, volume discounts reduced electronic trading fees by $1.7 million in the first quarter of 2004.

Open-auction trading fees were $21.4 million for the quarter ended March 31, 2005, a $1.8 million decrease compared to $23.2 million in the prior year period. The first quarter of 2004 included revenue of $1.0 million for under paid exchange fees that were discovered upon our routine exchange fee audit process. The average open-auction fee per contract traded was $0.38 in the first quarter of 2005, compared to $0.41 in the prior year period. Volume discounts and fee caps reduced open-auction trading fees by $1.0 million and $0.3 million in the first Quarters of 2005 and 2004, respectively.

Off-exchange fees were $14.5 million in the first quarter of 2005 versus $8.0 million in the first quarter of 2004. These fees include charges for off-exchange transactions such as wholesale trades, EFPs, EFRs and EFSs, which are part of reported trading volume. These fees also include charges for other off-exchange transactions that are not included in our reported trading volume. We refer to such transactions that we charge fees for but do not include in reported volume as non-trade allocations (NTAs), which include transactions such as assignments of positions, expirations of options or delivery charges.

Clearing fee revenues were $21.3 million versus $16.6 million in the first quarters of 2005 and 2004, respectively. Clearing fees are a fixed amount per contract traded and fluctuate directly with trading volume. The clearing fee revenue increase of 28% is primarily a result of the increased trading volume in the current period.

Total trading volume-based revenues, which consist of exchange and clearing fees, were $87.8 million in the first quarter of 2005 versus $70.9 million in the first quarter of 2004. The average revenue per reported contract in the first quarter of 2005 was $0.507, 2% less than the $0.519 per contract rate in the first quarter of 2004.

Market data revenues were $18.5 million in the first quarter of 2005, a 16% increase from $16.0 million in the first quarter of 2004. The main component of market data revenues, quote fees, increased by $2.1 million, or 14%, due to a pricing increase for real-time quote feeds instituted in January of 2005. Other market data revenues increased by $0.4 million in the first quarter of 2005 primarily from the development of new market data products and from the distribution of market data for other exchanges that we began hosting on our electronic trading platform in the fourth quarter of 2004.

Member dues of $4.7 million were recognized in the first quarter of 2004 related to a six month dues assessment made in January 2004. The dues were levied by our board of directors in order to provide us with adequate funds to meet increased financial demands associated with competitive pressures such as the launch of Eurex US. The need for an additional dues levy was reviewed by the board of directors in July 2004, at which time it was decided that an additional dues levy was unnecessary. The board of directors reevaluated this decision in October 2004 and decided to rescind the original dues assessment. No dues were assessed during 2005.

Operating Income. Income from operations increased 34% to $36.0 million in the quarter ended March 31, 2005. Operating income from the exchange trading segment increased $9.0 million, or 34%, to $35.6 million in 2005. Operating income from the real estate operations segment increased slightly to $0.1 million in 2005 from operating income of zero in 2004.

The exchange trading segment increase was largely the result of $12.2 million and $2.5 million increases in exchange fee and market data fee revenues, respectively. These revenue increases were partially offset by a $2.4 million increase in segment depreciation expense and a $2.5 million increase in technology expense. Exchange fees and market data fees increased in 2005 due to trading volume increases and quote fee increases, respectively, as discussed above. Depreciation increased in 2005 due to technology projects related to enhancing our electronic trading and open-auction trading platforms that were completed at the end of 2004 and in early 2005. Increases in technology expenses also related to supporting both of our trading platforms.

The real estate operations segment increased by $0.1 million from income of zero in 2004, primarily as a result of increased building revenue of $0.3 million, $0.1 million of which related to internal rent charges for office space used by the CBOT that is eliminated in consolidation. Building segment expenses increased slightly by $0.2 million.

Expenses. Operating expenses totaled $80.5 million for the quarter ended March 31, 2005, compared to $74.0 million for the same period of 2004, a 9% increase. Operating expenses as a percent of total revenues decreased from 73% in 2004, to 69% in 2005, thereby raising the operating margin to 31% in 2005 from 27% in 2004. The following chart illustrates operating expenses and income from operations in total and as a percent of total revenues for the quarter ended March 31:

	1st Quarter 2004		1st Quarter 2005		Variance
	In Thousands	% of Total	In Thousands	% of Total	In Thousands	% Change
Total revenues	$100,885	100%	$116,457	100%	$15,572	15%
Expenses:
Salaries and benefits	17,915	18%	18,633	16%	718	4%

	1st Quarter 2004		1st Quarter 2005		Variance
	In Thousands	% of Total	In Thousands	% of Total	In Thousands	% Change
Clearing services	12,210	12%	16,516	14%	4,306	35%
Depreciation and amortization	11,292	11%	13,814	12%	2,522	22%
Professional services	6,673	7%	4,592	4%	(2,081)	-31%
General and administrative expenses	5,465	5%	4,922	4%	(543)	-10%
Building operating costs	6,355	6%	6,638	6%	283	4%
Information technology services	8,181	8%	10,677	9%	2,496	31%
Contracted license fees	1,443	1%	1,625	1%	182	13%
Programs	2,786	3%	2,016	2%	(770)	-28%
Interest	1,324	1%	922	1%	(402)	-30%
Severance and related costs	360	0%	114	0%	(246)	-68%

Operating expenses	74,004	73%	80,469	69%	6,465	9%

Income from operations	$26,881	27%	$35,988	31%	$9,107	34%

Salaries and benefits were $18.6 million in the first quarter of 2005, a 4% increase from $17.9 million in the first quarter of 2004. Salaries increased $1.2 million in 2005 due to higher staffing levels as well as merit increases. We employed 3% more full time employees at the end of March 31, 2005 as compared with a year earlier.

Clearing services expense was $16.5 million in the first quarter of 2005, a 35% increase from $12.2 million in the same period of 2004. Clearing service expense represents a contract trading volume-based fee we pay to our provider of clearing services. Accordingly, this expense varies in direct correlation with our trading volume. The average rate per cleared trade that we paid for clearing in the first quarter of 2005 was approximately 6% more than the rate paid in the first quarter of 2004 due to negotiated fee reductions in 2004 that did not continue into 2005. This increased clearing rate paid in 2005 accounts for the clearing services expense growth of 35% that exceeded the 28% clearing fee revenue growth in the first quarter of 2005.

Depreciation and amortization charges increased $2.5 million to $13.8 million in the first quarter of 2005, from $11.3 million in the first quarter of 2004 . This increase was the result of assets placed into service since the first quarter of 2004. Specifically, additional depreciation of $1.4 million was recorded on software and equipment for technological enhancements to the electronic and open-auction trading platforms. Various building improvements and projects finished in the last year led to $0.3 million of additional depreciation. Also, the first quarter of 2005 included $0.3 million of additional depreciation related to a change in the estimated useful life of equipment used in connection with our electronic trading platform.

Professional services expense decreased $2.1 million in the first quarter of 2005 to $4.6 million, from $6.7 million in 2004. The largest variance in professional services was a decrease of $2.3 million in costs for consultants and programmers primarily used for modifications to our various trading technologies. Costs related to the restructuring process we are going through increased $0.7 million in the current quarter and legal fees decreased approximately $0.5 million.

General and administrative expenses decreased $0.5 million, or 10%, to $4.9 million in the first quarter of 2005. Expenses for leased computers and computer hardware increased $0.9 million in 2005 due to additional computers and servers leased since the first quarter of 2004 to meet our increasing reliance on technology to support our electronic and open-auction trading venues. However, gains on foreign currency transactions were $0.2 million in 2005, as compared to the $1.3 million of losses realized in the first quarter of 2004.

Information technology services were $10.7 million in the first three months of 2005, a 31% increase from $8.2 million in 2004. The increase is primarily the result of $1.4 million of increased maintenance charges for our hardware and software systems. Also, costs associated with connections to our electronic trading system increased $0.6 million in the current quarter as we continued to add more customers to our electronic platform.

Contracted license fees in the first quarter of 2005 were $1.6 million, a slight increase from $1.4 million in 2004. The licensing arrangement in place for the electronic trading platform is fixed for the term of the license agreement and was $0.4 million in each period. Other license fees, which are volume based, were $1.2 million and $1.0 million in 2005 and 2004, respectively.

Programs costs decreased $0.8 million to $2.0 million in the three months ended March 31, 2005, as advertising costs decreased $0.4 million in the current quarter. Also, the first quarter of 2004 included $0.3 million of costs to subsidize the expense of European firms connecting to our electronic trading system. These costs were higher in 2004 as we tried to generate interest, both domestically and abroad, in our new electronic trading system that was developed during 2003.

The provision for income taxes was $14.9 million in the first quarter of 2005, compared to $11.0 million in the same period of 2004. The effective tax rate was 42% and 41% for the 2005 and 2004 period, respectively. These rates were higher than the corporate federal and state combined rate of 40% due to expenses that are non-deductible for tax purposes, such as expenses related to the restructuring transactions of $1.4 million and $0.8 million in 2005 and 2004, respectively.

Financial Position

At March 31, 2005, total assets were $476.2 million, a $15.8 million increase from the December 31, 2004 balance of $460.4 million. Cash and cash equivalents increased $12.5 million, primarily the result of cash from operations of $28.0 million, offset by cash payments of $10.7 million and $4.9 million for debt repayments and capital expenditures, respectively. Restricted cash, at March 31, 2005, decreased $3.6 million from year end 2004 levels from the return of $3.6 million in margin collateral that had been required under foreign currency forward contracts in place. Property and equipment, net of accumulated depreciation, decreased $8.8 million from December 31, 2004. The change to property and equipment reflects recorded depreciation of $13.7 million offset by capital acquisitions of $4.9 million.

Total liabilities at March 31, 2005 decreased $5.1 million from December 31, 2004 to $161.7 million. Accounts payable at March 31, 2005 decreased $7.7 million from December 31, 2004 to a balance of $12.8 million due to timing differences in payments to vendors. Income tax payable was $12.0 million at March 31, 2005 versus a recorded tax receivable at year end 2004 of $1.6 million. This variance is a result of first quarter estimated tax payments not being due until the second quarter in any given tax year. Total debt was reduced as a result of debt payments of $10.7 million made in the first quarter of 2005.

Liquidity and Capital Resources

Our operations are the major source of our liquidity. In addition, working capital requirements can be met through an available revolving line of credit. Cash requirements principally consist of capital expenditures for technology enhancements as well as scheduled debt repayments. At March 31, 2005, we had $101.5 million in unrestricted cash and $20.0 million in an available, unused revolving line of credit.

We anticipate that current cash balances and future funds generated through operations will be sufficient to meet cash requirements currently and in the long-term. If the cash flows from operations were to become significantly affected, we currently have a variety of capital options for satisfying short-term cash needs, such as the unused revolving line of credit and the ability to assess dues on our membership at our board of directors’ discretion. In the past we have also used assets of the company to secure loans when necessary.

Net Cash Flows From Operating Activities

Net cash provided by operating activities totaled $28.0 million and $23.6 million for the first quarters of 2005 and 2004 respectively. The $4.4 million increase in cash from operations was primarily the result of increased net income of $4.8 million in the two periods. Cash provided by operations in 2005 primarily consisted of $20.8 million of net income adjusted for non-cash items such as $13.8 million of depreciation and reduced by a $5.4 million increase in net assets and liabilities. Cash provided by operations in 2004 primarily consisted of $16.0 million of net income adjusted for non-cash items such as $11.3 million of depreciation and amortization and reduced by a $4.8 million increase in net assets and liabilities.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities totaled $4.9 million and $65.1 million in the quarters ended March 31, 2005 and 2004, respectively. Cash used for investing in 2004 largely related to $60.3 million of liquidation payments to the limited partners of Ceres. Cash used for capital acquisitions in the first quarters of 2005 and 2004 was $4.9 million and $4.7 million, respectively.

Capital Expenditures

Capital expenditures in the first quarters of both 2005 and 2004 related primarily to the technology driving our electronic and open-auction trading platforms. For 2005, we expect our total capital expenditures to approximate $54 million. Planned investments include $30 million for replacement hardware and additional software related to our trading platforms, as well as $24 million for real estate projects. Real estate investments are expected to include $13 million in “Class L” renovation efforts and $11 million in tenant improvement and other building projects.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities totaled $10.6 million for both quarters ended March 31, 2005 and 2004. These amounts primarily related to repayments of long-term debt.

Long-Term and Short-Term Debt

During the first quarters of 2005 and 2004, we made scheduled payments of $10.7 million on senior notes payable. Also, in the second half of 2005, principal repayments of $8.8 million are scheduled to be made on the LIFFE financing agreement.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual amounts could differ from those estimates. Our 2004 audited financial statements and related notes, which was filed on May 16, 2005, on a special financial report pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended, includes a summary of the critical accounting policies that we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2005.

Market Risk

We provide markets for trading futures and options on futures. However, we do not trade futures and options on futures for our own account. We invest available cash in highly liquid, short-term investment grade paper. We do not believe there is significant risk associated with these short-term investments. Our long-term debt pays interest at a weighted fixed rate of 6.2%. Based on the terms of our existing long-term debt and the terms currently available for similar borrowings, management estimates the fair value of the long-term debt approximates the carrying value.

Foreign Currency Risk

We have from time to time entered into arrangements that are related to the provision of our electronic trading software that are denominated in pounds sterling. As a result, we are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials and services and liabilities created in the normal course of business. We do not rely on economic hedges to manage risk.

We enter into forward contracts when the timing of the future payment is certain. When the exact foreign currency amount is known, such as under fixed service agreements, we treat this as a firm commitment and identify the hedge instrument as a fair value hedge. When the foreign currency amount is variable, such as under variable service agreements, we treat this as a forecasted transaction and identify the hedge instrument as a cash flow hedge. At the time we enter into a forward contract, the forecasted transaction or firm commitment is identified as the hedged item and the forward contract is identified as the hedge instrument. We measure hedge ineffectiveness using the forward rates for hedges at each reporting period. In all forward contracts, the critical terms of the hedging instrument and the hedged item match. At each reporting period we verify that the critical terms of the contract continue to be the same.

We currently utilize foreign currency forward contracts that we identified as fair value hedges. These are intended to offset the effect of exchange rate fluctuations on firm commitments for purchases of fixed annual and quarterly services denominated in pounds sterling associated with our arrangements with LIFFE. These contracts designated as fair value hedges had notional amounts approximating $46.1 million (26.9 million pounds sterling) at March 31, 2005. Gains and losses on these hedge instruments, as well as the gains and losses on the underlying hedged item, are recognized currently in general and administrative expense. There were no gains or losses recorded on these fair value hedges related to hedge ineffectiveness.

We also utilize foreign currency forward contracts that are intended to offset the effect of exchange rate fluctuations on recorded debt that is denominated in pounds sterling. These contracts, which are not designated as hedges under FASB Statement No. 133, had notional amounts approximating $17.5 million (10.1 million pounds sterling) at March 31, 2005. Gains and losses on these hedge instruments, as well as the gains and losses on revaluing the recorded debt, are recognized currently in general and administrative expense.

Forward-Looking Statements

In this document, our use of the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or other comparable terminology is intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. While these forward-looking statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, these forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties, including risks associated with intense competition in our industry, our inability to successfully execute our electronic trading strategy, risks associated with the globalization of our business, risks associated with our recent conversion to a for-profit company, our inability to retain current customers or attract new customers, the possibility of declines in derivatives trading volume generally, risks associated with our dependence on certain third-party suppliers, regulatory and legal risks, and other risks and uncertainties identified in reports and other filings that we have made with the SEC, as may be revised or supplemented in subsequent filings with the SEC. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to market risk, see “Market Risk” and “Foreign Currency Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I, Item 2 of this quarterly report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

The CBOT’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

There were no significant changes in the company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note 5 to the Unaudited Consolidated Financial Statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

ITEM 6. EXHIBITS

31.1	Certification by CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, CBOT Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CBOT HOLDINGS, INC.

/s/ Bernard W. Dan
Date: May 13, 2005	Bernard W. Dan
President and Chief Executive Officer

/s/ Glen M. Johnson
Date: May 13, 2005	Glen M. Johnson
Senior Vice President and Chief Financial Officer