Form 10-Q
period 2005-06-30
CBOT HOLDINGS  INC
filed 2005-08-01
CIK 1161448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2005, there were 49,359,836 shares of the registrant’s Class A common stock, par value $0.001 per share, issued and outstanding.

CBOT HOLDINGS, INC.

FORM 10-Q — QUARTERLY REPORT

For the quarterly period ended June 30, 2005

- i -

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited, in thousands)

	December 31, 2004	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents:
Unrestricted	$91,165	$101,868
Held under deposit and membership transfers	14,262	2,050

Total cash and cash equivalents	105,427	103,918

Restricted cash	7,661	22,102
Short term investments	—	24,700
Accounts receivable - net of allowance of $4,643 and $4,352 in 2005 and 2004, respectively	34,556	40,761
Income tax receivable	1,557	—
Deferred income taxes	2,219	2,573
Prepaid expenses	20,542	21,065

Total current assets	171,962	215,119

Property and equipment:
Land	34,234	34,234
Buildings and equipment	320,295	325,161
Furnishings and fixtures	188,316	196,344
Computer software and systems	72,662	84,091
Construction in progress	13,702	8,287

Total property and equipment	629,209	648,117
Less accumulated depreciation and amortization	360,038	387,137

Property and equipment - net	269,171	260,980

Other assets - net	19,283	19,387

Total assets	$460,416	$495,486

LIABILITIES AND STOCKHOLDERS’ / MEMBERS’ EQUITY

Current liabilities:
Accounts payable	$20,545	$14,098
Accrued clearing services	11,591	15,003
Accrued real estate taxes	7,623	7,995
Accrued payroll costs	6,031	3,986
Accrued exchange fee rebates	2,301	1,955
Accrued employee termination	403	273
Accrued liabilities	9,524	8,381
Funds held for deposit and membership transfers	14,262	24,123
Current portion of long-term debt	20,359	19,726
Income tax payable	—	2,135
Other current liabilities	249	4,700

Total current liabilities	92,888	102,375

Long-term liabilities:
Deferred income tax liabilities	28,484	25,588
Long-term debt	31,074	19,728
Other liabilities	14,379	15,048

Total long-term liabilities	73,937	60,364

Total liabilities	166,825	162,739

Stockholders’ / Members’ equity:
Common stock, $0.001 par value, 49,360 shares issued and outstanding	—	49
Additional paid-in capital	—	315,500
Retained earnings	—	17,198
Members’ equity	293,591	—

Total stockholders’ / members’ equity	293,591	332,747

Total liabilities and stockholders’ / members’ equity	$460,416	$495,486

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2005	2004	2005
Revenues:
Exchange fees	$106,880	$136,175	$52,529	$69,657
Clearing fees	36,223	43,836	19,634	22,559
Market data	31,999	36,828	16,020	18,306
Building	10,761	11,087	5,363	5,479
Services	6,332	7,214	3,276	3,623
Dues	9,315	—	4,657	—
Other	1,471	1,904	617	963

Total revenues	202,981	237,044	102,096	120,587

Expenses:
Salaries and benefits	35,897	36,535	17,982	17,902
Clearing services	26,082	33,894	13,872	17,378
Depreciation and amortization	22,250	28,045	10,958	14,231
Professional services	12,726	9,150	6,053	4,558
General and administrative expenses	9,127	10,089	3,662	5,167
Building operating costs	11,914	13,152	5,559	6,514
Information technology services	17,473	22,069	9,292	11,392
Contracted license fees	3,011	3,405	1,568	1,780
Programs	6,151	5,105	3,365	3,089
Interest	2,540	1,718	1,216	796
Litigation	—	4,000	—	4,000
Severance and related costs	418	164	58	50

Operating expenses	147,589	167,326	73,585	86,857

Income from operations	55,392	69,718	28,511	33,730

Income taxes
Current	16,836	33,579	6,051	17,002
Deferred	6,541	(3,250)	6,348	(1,618)

Total income taxes	23,377	30,329	12,399	15,384

Income before equity in unconsolidated subsidiary and minority interest in consolidated subsidiary	32,015	39,389	16,112	18,346

Equity in loss of unconsolidated subsidiary - net of tax	(252)	(367)	(113)	(112)
Minority interest in loss of consolidated subsidiary	777	—	523	—

Net income	$32,540	$39,022	$16,522	$18,234

Earnings per share (See note 3):
Basic		$0.91		$0.46
Diluted		$0.91		$0.46

Weighted average number of common stock shares:
Basic		18,954		37,020
Diluted		18,954		37,020

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities:
Net income	$32,540	$39,022
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	22,250	28,045
Change in allowance for doubtful accounts	(229)	291
(Gain) / loss on foreign currency translation	514	(1,266)
(Gain) / loss on sale or retirement of fixed assets	34	(4)
Deferred income taxes (benefit)	6,540	(3,250)
Minority interest in loss of subsidiary	(777)	—
Equity in loss of unconsolidated subsidiary	420	613
Amortization of short term investment discounts	—	(26)
Changes in assets and liabilities:
Accounts receivable	709	(6,496)
Income tax receivable / payable	13,424	3,692
Prepaid expenses	(6,100)	(523)
Other assets	261	(745)
Accounts payable	(15,097)	(6,447)
Accrued clearing services	10,066	3,412
Accrued real estate taxes	(435)	372
Accrued payroll costs	(1,472)	(2,045)
Accrued exchange fee rebates	(1,917)	(346)
Accrued employee termination	(1,496)	(130)
Accrued liabilities	(3,272)	(1,143)
Funds held for deposit and membership transfers	7,103	9,861
Other current liabilities	(26)	4,451
Other long-term liabilities	356	669

Net cash flows from operating activities	63,396	68,007

Cash flows from investing activities:
Acquisition of property and equipment	(11,577)	(19,634)
Purchase of short term investments	—	(24,674)
Restricted cash	(6,798)	(14,441)
Proceeds from sale of property and equipment	2	9
Distribution to partners	(60,300)	—
Investment in joint ventures	(273)	(197)

Net cash flows used in investing activities	(78,946)	(58,937)

Cash flows from financing activities:
Repayments of borrowings	(10,713)	(10,713)
Capital contributions from members	194	134

Net cash flows used in financing activities	(10,519)	(10,579)

Net decrease in cash and cash equivalents	(26,069)	(1,509)

Cash and cash equivalents - beginning of period	142,666	105,427

Cash and cash equivalents - end of period	$116,597	$103,918

Cash paid for:
Interest	$1,746	$1,386

Income taxes (net of refunds)	$3,244	$29,678

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Members’ Equity	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - January 1, 2004	—	$—	$251,232	$—	$—	$51	$251,283
Comprehensive income:
Net income			32,540				32,540
Unrealized gains and losses on foreign exchange forward contracts - net of tax of $(98)						(83)
Reclass of foreign exchange forward contract net gains and losses - net of tax of $24						32

Total other comprehensive income						(51)	(51)

Total comprehensive income							32,489
Capital contributions			194				194

Balance - June 30, 2004	—	$—	$283,966	$—	$—	$—	$283,966

Balance - January 1, 2005	—	$—	$293,591	$—	$—	$—	$293,591
Comprehensive income:
Net income			39,022				39,022
Total other comprehensive income						—	—

Total comprehensive income						—	39,022
Capital contributions			134				134
Allocation of members’ equity and pre-demutualization income			(332,747)	315,549	17,198		—
Issuance of stock to members in demutualization	49,360	49		(49)			—

Balance - June 30, 2005	49,360	$49	$—	$315,500	$17,198	$—	$332,747

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004 and 2005

(in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. Results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the audited financial statements and related notes as of and for the three years ended December 31, 2004. The consolidated financial statements include the accounts of CBOT Holdings, Inc. (together with its subsidiaries, “CBOT Holdings”), its direct, wholly owned subsidiary, the Board of Trade of the City of Chicago, Inc. (the “CBOT”) and its indirect, wholly owned subsidiary, Electronic Chicago Board of Trade, Inc. (“Electronic CBOT”) (which held a controlling general partner interest in Ceres Trading Limited Partnership (“Ceres”). Ceres was dissolved on December 31, 2003 and was liquidated during 2004. The CBOT holds an approximate 9% interest in a joint venture called OneChicago, LLC (“OneChicago”). The CBOT Holdings accounts for its interest in OneChicago under the equity method. The investment has a carrying value of zero as the losses recognized exceed the total amount invested. All significant inter-company balances and transactions have been eliminated in consolidation.

Business — The primary business of CBOT Holdings is the operation through its wholly owned subsidiary, CBOT, of a marketplace for the trading of commodity, financial and equity index futures contracts, as well as options on futures contracts. The CBOT offers side-by-side trading of its products across both electronic trading and open-auction platforms coupled with a technology infrastructure, which we believe offers deep liquidity coupled with transparency that affords all market participants the ability to compete openly for outstanding orders. The CBOT’s market participants include many of the world’s largest banks, investment firms and commodities producers and users. Other market users include financial institutions, such as public and private pension funds, mutual funds, hedge funds and other managed funds, insurance companies, corporations, commercial banks, professional independent traders and retail customers.

The CBOT also engages in extensive regulatory compliance activities, including market surveillance and financial supervision activities, designed to ensure market integrity and provide financial safeguards for users of our markets. Further, the CBOT markets and distributes real-time and historical market data generated from trading activity in its markets to users of its products and related cash and derivative markets and financial information providers. The CBOT also owns and operates three office buildings in the city of Chicago.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements, such as estimates for bad debts, exchange fee rebates, real estate taxes and assumptions used for the calculation of pension and other postretirement benefit plan costs. Actual amounts could differ from those estimates.

Prior Year Reclassifications — Certain reclassifications have been made of prior year amounts to conform to current year presentations. Previously, the CBOT reported its equity in the loss of an unconsolidated subsidiary as part of operating expense. These losses are now reported as an adjustment to income after taxes. Also, restricted cash activity, which was previously shown as cash flows from operating activities is now shown as cash flows from investing activities, resulting in an increase of $6,798 in both net cash flows from operating activities and net cash flows used in investing activities.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2. RESTRUCTURING TRANSACTIONS

On April 22, 2005, the CBOT completed a strategic restructuring that changed the CBOT from a nonstock, not-for-profit company with members to CBOT Holdings, a stock, for-profit company with stockholders and the CBOT, a nonstock, for-profit exchange subsidiary with members. This type of transaction is sometimes called a demutualization.

As a result of the completion of these restructuring transactions, CBOT Holdings received the sole Class A membership in the CBOT, which entitles CBOT Holdings to the exclusive right to receive all dividends and distributions from the CBOT, including proceeds upon liquidation. CBOT members received an aggregate of 49,359,836 shares of Class A common stock of CBOT Holdings and one of the five series of Class B memberships in the CBOT, which entitled the holder to certain trading rights and privileges at the CBOT. CBOT Holdings currently has authorized 200,000,000 shares of Class A common stock, one share of Class B common stock and 20,000,000 shares of undesignated preferred stock.

Upon completion of the restructuring, members’ equity, which represents cumulative earnings prior to the demutualization, was reclassified to common stock and additional paid-in capital of CBOT Holdings. Earnings subsequent to the demutualization are reflected as retained earnings of CBOT Holdings. Current year earnings were allocated between the pre and post restructuring periods based primarily on the number of trading days in each period.

The restructuring transactions were treated similar to a reorganization of entities under common control. Under this method no gain or loss was recognized and the book value of assets and liabilities of the CBOT carried over to the books of CBOT Holdings at their same recorded amounts.

3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all Class A common stock outstanding for each reporting period. Diluted earnings per share, when applicable, is computed by reflecting the increase in the outstanding number of shares of Class A common stock if stock options or restricted stock awards were exercised or converted into common stock. No stock options or restricted stock awards have been issued by CBOT Holdings. Income used in the calculation of earnings per share for the six and three months ended June 30, 2005, only includes earnings allocated to the period after April 22, 2005, the date of the demutualization. Weighted average number of shares used in the calculation is based on the average number of shares outstanding during the entire reporting period. Earnings per share are calculated as follows (in thousands, except per share data):

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
Net income allocated to post-restructuring period	$17,198	$17,198

Weighted average number of Class A common stock shares:
Basic	18,954	37,020
Diluted	18,954	37,020

Earnings per share:
Basic	$0.91	$0.46
Diluted	0.91	0.46

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4. RESTRICTED CASH

CBOT Holdings has cash deposits that under their terms cannot be withdrawn without prior notice or penalty. Such restricted cash consisted of the following (in thousands):

	December 31, 2004	June 30, 2005
Escrow for funds held for membership transfers	$0	$22,101
Escrow for litigation settlement	4,005	0
Forward contract collateral	3,590	0
Escrow for Ceres liquidation	66	1

Total	$7,661	$22,102

5. MARKETABLE SECURITIES

CBOT Holdings has short-term investments in U.S. Treasury securities and has the ability and the intent to hold them until maturity. These securities are debt securities classified as held-to-maturity and are recorded at amortized cost pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities with maturities of 90 days or less at the date of purchase are classified as cash and cash equivalents for financial statement purposes and held-to-maturity securities with maturities between 90 days and one year are classified as short-term investments in current assets.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. DEBT

Long-term debt at December 31, 2004 and June 30, 2005 consisted of the following (in thousands):

	December 31, 2004	June 30, 2005
Senior notes, due in 2007	$32,144	$21,430
LIFFE financing agreement	19,289	18,024

	51,433	39,454
Less current portion	20,359	19,726

Total	$31,074	$19,728

In the first quarter of 2005, an annual principal repayment of $10.7 million was made on the senior notes. No additional payments or borrowings were made during the first six months of 2005. The LIFFE financing agreement is denominated in pounds sterling but converted into U.S. dollars using currency exchange rates in effect on June 30, 2005.

7. BENEFIT PLANS

Substantially all employees of CBOT Holdings are covered by a noncontributory, defined benefit pension plan. The benefits payable under this plan are based primarily on the years of service and the employees’ average compensation levels. CBOT Holdings’ funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. The plan assets are primarily invested in marketable debt and equity securities. The measurement date of plan assets and obligations is December 31.

The components of net periodic benefit cost are as follows:

	Six Months Ended June 30,
	2004	2005
Service cost	$1,181	$1,278
Interest cost	1,018	1,089
Expected return on plan assets	(1,125)	(1,468)
Net amortization:
Unrecognized prior service cost	2	1
Unrecognized net loss	424	386

Net periodic benefit cost	$1,500	$1,286

CBOT Holdings has a retiree benefit plan which covers all eligible employees. Employees retiring from CBOT Holdings on or after age 55, who have at least ten years of service, or after age 65 with five years of service, are entitled to postretirement medical and life insurance benefits. CBOT Holdings funds benefit costs on a pay as it goes basis. The measurement date of plan obligations is December 31.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of net periodic benefit cost are as follows:

	Six Months Ended June 30,
	2004	2005
Service cost	$131	$279
Interest cost	167	324
Net amortization:
Transition liability	32	65
Unrecognized net loss	51	62

Net periodic benefit cost	$381	$730

8. FOREIGN CURRENCY FORWARD CONTRACTS

CBOT Holdings currently utilizes foreign currency forward contracts that are designated as fair value hedges. These are intended to offset the effect of exchange rate fluctuations on firm commitments for purchases of fixed annual and quarterly services denominated in pounds sterling. These contracts had notional amounts approximating $43.8 million (25.6 million pounds sterling) at June 30, 2005. Gains and losses on these hedge instruments, as well as the gains and losses on the underlying hedged item, are recognized currently in general and administrative expense. There were no gains or losses recorded on these fair value hedges related to hedge ineffectiveness.

CBOT Holdings also utilizes foreign currency forward contracts that are intended to offset the effect of exchange rate fluctuations on recorded debt that is denominated in pounds sterling. These contracts, which are not designated as hedges under FASB Statement No. 133, had notional amounts approximating $17.5 million (10.1 million pounds sterling) at June 30, 2005. Gains and losses on these instruments, as well as the gains and losses on revaluing the recorded debt, are recognized currently in general and administrative expense.

9. LITIGATION

CBOT Holdings and its subsidiaries have been named as a defendant in various lawsuits.

Antitrust Litigation. On October 15, 2003, Eurex US filed an antitrust action in federal court against the CBOT and the Chicago Mercantile Exchange (“CME”) alleging that the companies illegally attempted to block its entrance into the U.S. market and charging the CBOT and the CME with having violated the Sherman Act, among other things, by offering financial inducements, valued at over $100 million, to shareholders of The Clearing Corporation to vote against a proposed restructuring of The Clearing Corporation. Eurex subsequently amended its complaint to make additional charges, including a claim that the CBOT and the CME misrepresented Eurex’s qualifications in their lobbying of Congress and the Commodity Futures Trading Commission.

On December 12, 2003, the CBOT filed in the U.S. District Court for the District of Columbia a motion to dismiss the amended complaint and a motion to transfer the action to the U.S. District Court for the Northern District of Illinois. On September 2, 2004, the United States District Court for the District of Columbia granted the CBOT’s motion to transfer the case to the United States District Court for the Northern District of Illinois. The court denied the CBOT’s motion to dismiss as moot in light of its ruling on

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

the transfer motion. Eurex filed a second amended complaint in the Northern District of Illinois in late March 2005. In addition to the allegations in Eurex’s previous complaints, that complaint alleges, among other things, that the CBOT engaged in predatory pricing and, together with the CME, engaged in a campaign to block regulatory approval of the Eurex proposed Global Clearing Link between the Clearing Corporation, Eurex’s U.S. clearing house in Chicago and Eurex Clearing in Frankfurt. On June 6, 2005, the CBOT and CME filed a joint motion to dismiss the second amended complaint.

Equity Allocation Litigation. In February 2004, the CBOT entered into a settlement agreement to settle a lawsuit brought by certain Associate Members, GIMs, IDEMs and COMs in the Circuit Court of Cook County, Illinois over the proposed allocation of equity in the restructuring of the CBOT. On September 20, 2004, the Circuit Court entered a final order, approving the settlement agreement as fair, adequate and reasonable and in the best interest of all CBOT members. Upon expiration of the statutory period for filing a notice of appeal on October 20, 2004, counsel for the plaintiff class representatives were paid $3.5 million plus interest as an initial payment of attorneys’ fees in accordance with the terms of the settlement agreement. This payment was recognized as an expense in the fourth quarter of 2004. Following CBOT member approval of the restructuring transactions on April 14, 2005, counsel for the plaintiff class representatives were paid $4.0 million plus interest as the final payment of attorneys’ fees under the terms of the settlement agreement. This payment was recognized as an expense in the second quarter of 2005.

CBOT Holdings’ management believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the CBOT Holdings’ financial position, results of operations or cash flows.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10. OPERATING SEGMENTS

Management has identified two reportable operating segments: exchange trading and real estate operations. The exchange trading segment primarily consists of revenue and expenses from both traditional open-auction trading activities and electronic trading platform activities, as well as from the sale of related market data to vendors. The real estate operations segment consists of revenue and expenses from renting and managing the real estate owned by CBOT Holdings. CBOT Holdings allocates certain business activity to each operating segment based on trading volume and other factors.

CBOT Holdings evaluates segment performance based on revenues and income from operations. Intercompany transactions between segments have been eliminated. The accounting principles used for segment reporting are the same as those used for consolidated financial reporting. A summary by operating segment follows for the six and three months ended June 30, 2004 and 2005 (in thousands):

	Six Months Ended June 30, 2004					Six Months Ended June 30, 2005
	Exchange Trading	Real Estate Operations	Eliminations		Totals	Exchange Trading	Real Estate Operations	Eliminations		Totals
Revenues:
Exchange fees	$106,880	$—		$—	$106,880	$136,175	$—		$—	$136,175
Clearing fees	36,223				36,223	43,836				43,836
Market data	31,999				31,999	36,828				36,828
Building		10,761			10,761		11,087			11,087
CBOT space rent		12,925		(12,925)			13,094		(13,094)
Services	6,332				6,332	7,214				7,214
Members’ dues	9,315				9,315
Other	1,471				1,471	1,904				1,904

Total revenues	$192,220	$23,686		$(12,925)	$202,981	$225,957	$24,181		$(13,094)	$237,044

Depreciation and amortization	$15,358	$6,892	$		$22,250	$20,696	$7,349	$		$28,045

Income from operations	$54,380	$1,012	$		$55,392	$70,031	$(313)	$		$69,718

Total assets	$265,161	$182,112	$		$447,273	$309,471	$186,015	$		$495,486

Capital expenditures	$9,290	$2,287	$		$11,577	$12,515	$7,119	$		$19,634

	Three Months Ended June 30, 2004					Three Months Ended June 30, 2005
	Exchange Trading	Real Estate Operations	Eliminations		Totals	Exchange Trading	Real Estate Operations	Eliminations		Totals
Revenues:
Exchange fees	$52,529	$—		$—	$52,529	$69,657	$—		$—	$69,657
Clearing fees	19,634				19,634	22,559				22,559
Market data	16,020				16,020	18,306				18,306
Building		5,363			5,363		5,479			5,479
CBOT space rent		6,463		(6,463)			6,547		(6,547)
Services	3,276				3,276	3,623				3,623
Members’ dues	4,657				4,657
Other	617				617	963				963

Total revenues	$96,733	$11,826		$(6,463)	$102,096	$115,108	$12,026		$(6,547)	$120,587

Depreciation and amortization	$7,525	$3,433	$		$10,958	$10,504	$3,727	$		$14,231

Income from operations	$27,505	$1,006	$		$28,511	$34,139	$(409)	$		$33,730

Capital expenditures	$4,628	$2,249	$		$6,877	$8,325	$6,377	$		$14,702

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our primary business is the operation of a marketplace for the trading of agriculture, interest rate and equity index futures contracts, as well as options on futures contracts. We offer side-by-side trading of our products across both electronic trading and open-auction platforms coupled with a leading technology infrastructure, which we believe provides unique trading opportunities by offering deep liquidity coupled with transparency that affords all market participants the ability to compete openly for outstanding orders. Our market participants include many of the world’s largest banks, investment firms and commodities producers and users. Other market users include financial institutions, such as public and private pension funds, mutual funds, hedge funds and other managed funds, insurance companies, corporations, commercial banks, professional independent traders and retail customers.

We also engage in extensive regulatory compliance activities, including market surveillance and financial supervision activities, designed to ensure market integrity and provide financial safeguards for users of our markets. Further, we market and distribute valuable real-time and historical market data generated from trading activity in our markets to users of our products and related cash and derivative markets and financial information providers. We also own and operate three office buildings in the city of Chicago.

We derive a substantial portion of our revenue from exchange fees relating to the trading in our markets, which accounted for 54% of our total revenues in 2004 and 57% in the first six months of 2005. In addition, we derive revenue from clearing fees generated from trading in our markets and from the sale of market data related to trading in our markets, which accounted for 19% and 17%, respectively, of our total revenue in 2004, and 18% and 16%, respectively in the first six months of 2005. In order to increase the volume of contracts traded on our markets and resulting revenues, we seek to develop and promote contracts designed to satisfy the trading, hedging and risk management needs of our market participants. We also seek to introduce new technology and functionality to enhance the distribution, accessibility, liquidity and usability of our products.

On April 22, 2005, we completed a series of restructuring transactions that converted our organization from CBOT, a nonstock, not-for-profit company with members, into CBOT Holdings, a stock, for-profit holding company with stockholders and CBOT, a nonstock, for-profit exchange subsidiary with members. This type of transaction is sometimes called a demutualization. As a result of the restructuring transactions, members of CBOT became stockholders of CBOT Holdings and members of the CBOT exchange subsidiary. The CBOT continues to operate the exchange after the restructuring transactions as a subsidiary of CBOT Holdings. It is currently anticipated that the business of the CBOT will be the primary business of CBOT Holdings.

The following is a summary discussion of certain aspects of our business that are important to understanding our financial condition, results of operation and cash flows:

Exchange Fees

Our largest source of operating revenues is exchange fee revenue. Exchange fee revenue is a function of three variables: (1) exchange fee rates, determined for the most part by contract type, trading mechanism and membership/customer status; (2) trading volume; and (3) transaction mix between contract type, trading mechanism and membership customer status. Because our exchange fees are assessed on a per transaction basis, our exchange fee revenues are directly correlated to the volume of contracts traded on our markets. While exchange fee rates are established by us, trading volume and transaction mix are primarily influenced by factors outside our control. These external factors include: price volatility in the underlying commodities, interest rate or inflation volatility, changes in U.S. government monetary or fiscal policies, agricultural or trade policies, weather conditions in relation to agricultural commodities, and national and international economic and political conditions.

Recent years have seen a steady increase in the total trading volume on futures exchanges. According to industry sources, total global volume on listed futures and options on futures was 2.6 billion, 3.4 billion and 3.9 billion contracts traded in 2002, 2003 and 2004, respectively, representing year over year growth of 27% during 2003 and 16% during 2004. We have also experienced consistent increases in trading volumes over the last several years. Our total volume was 343.9 million, 454.6 million and 600.0 million contracts traded in 2002, 2003 and 2004, respectively, representing annual growth of 32% in both 2003 and 2004. Contract trading volume levels in 2002, 2003 and 2004 were each consecutive CBOT record highs. Volume levels in 2005 have continued to increase in the first and second quarters of 2005, with contract trading volumes in each quarter reaching new CBOT record highs.

The following chart illustrates trading volume across the different categories of products traded at the CBOT for the six months and quarters ended June 30, 2004 and 2005 (in thousands):

Trading Volume By Product	Six Months Ended June 30,						Quarter Ended June 30,
	2004		2005		Volume Change	% Change	2004		2005		Volume Change	% Change
	Volume	% of Total	Volume	% of Total			Volume	% of Total	Volume	% of Total
Interest Rate	235,339	80%	295,264	82%	59,925	25%	127,793	81%	151,534	82%	23,741	19%
Agriculture	47,883	16%	48,610	14%	727	2%	24,612	15%	25,831	14%	1,219	5%
Equity Index	11,552	4%	13,720	4%	2,168	19%	5,949	4%	7,343	4%	1,394	23%
Metals, Energy & Other	308	0%	407	0%	99	32%	155	0%	192	0%	37	24%

Total	295,082	100%	358,001	100%	62,919	21%	158,509	100%	184,900	100%	26,391	17%

Recent growth in our trading volume is largely attributable to growth in trading volume of our interest rate products. Interest rate products primarily consist of our U.S. Treasury complex, which includes contracts on 30-year U.S. Treasury bonds, 10, 5, and 2-year Treasury notes, as well as 30-Day Federal Funds. Agriculture and Equity Index products also contributed modestly to our recent trading volume growth.

Some factors that we believe affect trading volume in contracts on U.S. Treasury securities include expanded distribution of direct connections to our electronic trading platform, e-cbot powered by LIFFE Connect®, increased educational programs on our U.S. Treasury complex, and new liquidity-driving market making programs on e-cbot for certain U.S. Treasury contracts. Also, we believe that recent well publicized credit downgrades may have caught some investors in corporate issues off guard causing them to shift from low quality debt instruments to high quality debt instruments such as U.S. Treasury securities. This, in turn, could increase investor demand for products in our U.S. Treasury complex. The growth in trading volume in our agriculture products we believe was largely the result of the drought-like weather experienced in many of the Midwestern states this spring and summer. Our equity index growth we believe is due to marketing efforts around these products as well as from liquidity provided by electronic market makers.

While not certain, we expect that the factors that contributed to recent volume increases will continue to contribute to future volume levels. Therefore, if these same factors continue to exist, we may experience increases in contract trading volume. However, additional factors may arise that could offset future increases in contract trading volume or result in a decline in contract trading volume, such as new or existing competition or other events. Accordingly, you should understand that our recent contract trading volume history may not be an indicator of future contract trading volume results.

Trading volume primarily consists of trades on our electronic trading and open-auction platforms. A small portion of our volume relates to transactions that are privately negotiated and are executed outside of either our electronic trading platform or our open-auction platform. This “off–exchange” volume includes transactions such as exchange for physicals (EFPs), exchange for risk (EFRs) and exchange for swaps (EFSs). Trading volume on our electronic trading platform has grown significantly more than trading volume on our open-auction trading platform in recent years in response to increased demand from our customers, principally associated with interest rate contracts. The following chart provides contract trading volume on our various platforms for the six months and quarters ended June 30, 2004 and 2005 (in thousands):

Trading Volume By Platform	Six Months Ended June 30,						Quarter Ended June 30,
	2004		2005		Volume Change	% Change	2004		2005		Volume Change	% Change
	Volume	% of Total	Volume	% of Total			Volume	% of Total	Volume	% of Total
Electronic	161,867	55%	226,057	63%	64,190	40%	87,854	55%	117,978	64%	30,124	34%
Open-auction	120,037	41%	117,523	33%	(2,514)	-2%	63,410	40%	60,163	32%	(3,247)	-5%
Off-exchange	13,178	4%	14,421	4%	1,243	9%	7,245	5%	6,759	4%	(486)	-7%

Total	295,082	100%	358,001	100%	62,919	21%	158,509	100%	184,900	100%	26,391	17%

Operating Expenses

Our expenses are generally incurred to support our electronic trading and open-auction platforms, as well as our building operations to a lesser extent. Some of our expenses are fixed in nature, meaning that the overall expense structure is generally independent of trading volume. Others are based, in part, on trading volume levels and will therefore vary directly with volume levels. Fixed expenses consist of expenses such as salaries and benefits, depreciation and amortization, information technology, professional services and general and administrative expenses. Volume based expenses include clearing services and license fees. For the six months ended June 30, 2005, fixed costs represented about 78% of total operating expenses. We strive to maximize operating income by leveraging these fixed costs and holding them steady while increasing revenue via trading volume growth.

Segments

We have identified two reportable operating segments: exchange trading and real estate operations. The exchange trading segment primarily consists of revenue and expenses from both the electronic trading and open-auction platforms, as well as from the sale of related market data to vendors and from clearing services. The real estate operations segment consists of revenue and expenses from renting and managing our real estate. We allocate indirect expenses to each operating segment.

Results of Operations

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Net income. Net income for the first six months of 2005 was $39.0 million, 20% higher than net income for the first six months of 2004. This growth was primarily a result of a $34.1 million increase in revenues in the first six months of 2005, partially offset by a $19.7 million increase in operating expenses and a $7.0 million increase in income tax expense during the same period, in each case, compared to the first six months of 2004.

Revenues. Revenues for the first six months of 2005 were $237.0 million, a 17% increase from $203.0 million in the first six months of 2004. The following chart provides revenues by source and by percent of total revenues for the six months ended June 30, 2004 and 2005:

	YTD June 30, 2004		YTD June 30, 2005		Variance
	In Thousands	% of Total	In Thousands	% of Total	In Thousands	% Change
Exchange fees	$106,880	53%	$136,175	57%	$29,295	27%
Clearing fees	36,223	18%	43,836	18%	7,613	21%

Trading fees	143,103	71%	180,011	76%	36,908	26%

Market data	31,999	16%	36,828	16%	4,829	15%
Building	10,761	5%	11,087	5%	326	3%
Services	6,332	3%	7,214	3%	882	14%
Dues	9,315	5%	—	0%	(9,315)	-100%
Other	1,471	1%	1,904	1%	433	29%

Total revenues	$202,981	100%	$237,044	100%	$34,063	17%

Total trading fees, which consist of exchange and clearing fees, were $180.0 million in the first six months of 2005, $36.9 million, or 26%, more than in the first six months of 2004. The average rate per contract traded, which is total trading fees divided by total reported trading volume, in the first six months of 2005 was $0.503, 4% more than the $0.485 average rate per contract traded in the first six months of 2004. Total trading fees during the first six months of 2005 grew at a greater rate than the 21% trading volume growth rate during the same period due to exchange fee increases initiated in January 2005 for certain trades on e-cbot. We regularly evaluate the fees that we charge on all types of trades and may increase or decrease fees in the future. The 21% growth in trading volume accounted for 83% of the $36.9 million increase in trading fees with the 4% average rate per contract increase accounting for the remainder of the trading fee growth.

Electronic trading fees were $90.2 million for the six months ended June 30, 2005, 51% more than the $59.8 million in the prior year period. The growth rate in electronic trading fees during the first six months of 2005 exceeded the 40% growth rate of electronic trading volume during the same period because exchange fees increased in January 2005 for selected contracts traded on e-cbot. The average electronic rate per contract traded was $0.399 in the first six months of 2005, 8% more than the $0.369 in the prior year period. The 40% growth in electronic trading volume accounted for 78% of the $30.4 million increase in electronic trading fees with the 8% average electronic rate per contract increase accounting for the remainder of the electronic trading fee growth.

Open-auction trading fees were $57.3 million for the six months ended June 30, 2005, a 7% decrease compared to $61.8 million in the prior year period. The decrease in open-auction trading fees during the first six months of 2005 was greater than the 2% decrease in open-auction trading volume during the same period due to a decrease in the average open-auction rate per contract traded. The average open-auction rate per contract traded was $0.487 in the first six months of 2005, 5% less than the $0.515 in the prior year period. This decrease primarily relates to an increase in member trading volume as a percentage of total trading volume, as members trade at lower rates than non-members. The 2% decrease in open-auction trading volume accounted for 29% of the $4.5 million decrease in open-auction trading fees with the 5% average open-auction rate per contract decrease accounting for the remainder of the open-auction trading fee decline.

Off-exchange trading fees were $32.6 million in the first six months of 2005, a 51% increase compared to $21.6 million in the first six months of 2004. The increase in the current period is primarily due to exchange fee increases initiated in January 2005 for EFPs and EFSs related to U.S. Treasury contracts. Off-exchange trading fees include fees for off-exchange transactions such as EFPs, EFRs and EFSs, which are part of reported trading volume. Off-exchange trading fees also include fees for other off-exchange transactions that are not included in our reported trading volume, which include transactions such as assignments of positions, expirations of options or delivery charges.

Market data revenues increased $4.8 million in the first six months of 2005, a 15% increase from the first six months of 2004. The main component of market data revenues, quote fees, increased by $4.3 million, or 14%, due to a pricing increase for real-time quote feeds instituted in January 2005. Other market data revenues increased by $0.5 million in the first six months of 2005 primarily from the development of new market data products and from the distribution of market data for other exchanges that we began hosting on our electronic trading platform in the fourth quarter of 2004.

Revenues from member dues were zero in the first six months of 2005 compared to $9.3 million in the prior year period. In January 2004, the board of directors of the CBOT assessed its members dues in order to provide the CBOT with adequate funds to meet increased financial demands associated with competitive pressures. The need for an additional dues assessment was reviewed by the board of directors of the CBOT in July 2004, at which time it was preliminarily decided that an additional dues assessment was unnecessary. The board of directors reevaluated this preliminary decision in October 2004 and finally decided to rescind the January 2004 dues assessment. This rescission of dues assessment was completed in the fourth quarter of 2004.

Operating Income. Income from operations increased 26% in the six months ended June 30, 2005. Operating income from the exchange trading segment increased $15.7 million, or 29%, to $70.0 million in the first six months of 2005. Operating income from the real estate operations segment decreased $1.3 million to a loss of $0.3 million in the first six months of 2005 from operating income of $1.0 million in the first six months of 2004.

The exchange trading segment increase was largely the result of $29.3 million and $4.8 million increases in exchange fee and market data fee revenues, respectively. These revenue increases were partially offset by a $5.3 million increase in segment depreciation expense, a $4.6 million increase in technology expense and a $4.0 million litigation charge. Exchange fees and market data fees increased in 2005 due to trading volume and rate increases and quote fee increases, respectively, as discussed above. Depreciation increased in 2005 due to technology projects related to enhancing our electronic trading and open-auction trading platforms that were completed at the end of 2004 and in the first six months of 2005. Increases in technology expenses related to supporting both of our trading platforms. The $4.0 million litigation charge represents the final payment made to plaintiffs’ lawyers under an agreement made to settle the lawsuit brought by certain members of the CBOT relating to the proposed allocation of equity in the restructuring of the CBOT.

The real estate operations segment decrease was primarily the result of increased bad debt, real estate tax and allocated corporate overhead expenses of $0.6 million, $0.4 million and $0.5 million, respectively. These increases were offset favorably by increased building revenue of $0.5 million, $0.2 million of which related to internal rent charges for office space used by the CBOT that is eliminated in consolidation.

Expenses. Operating expenses increased 13% in the first six months of 2005 compared to the first six months of 2004. Operating expenses as a percent of total revenues decreased from 73% in 2004, to 71% in 2005, thereby raising the operating margin to 29% in 2005 from 27% in 2004, with current year results including the $4.0 million litigation charge for the final payment under the settlement agreement discussed previously. The following chart illustrates operating expenses and income from operations in total and as a percent of total revenues for the six months ended June 30, 2004 and 2005:

	YTD June 30, 2004		YTD June 30, 2005		Variance
	In Thousands	% of Total	In Thousands	% of Total	In Thousands	% Change
Total revenues	$202,981	100%	$237,044	100%	$34,063	17%
Expenses:
Salaries and benefits	35,897	18%	36,535	15%	638	2%
Clearing services	26,082	13%	33,894	14%	7,812	30%
Depreciation and amortization	22,250	11%	28,045	12%	5,795	26%
Professional services	12,726	6%	9,150	4%	(3,576)	-28%

General and administrative expenses	9,127	4%	10,089	4%	962	11%
Building operating costs	11,914	6%	13,152	6%	1,238	10%
Information technology services	17,473	9%	22,069	9%	4,596	26%
Contracted license fees	3,011	1%	3,405	1%	394	13%
Programs	6,151	3%	5,105	2%	(1,046)	-17%
Interest	2,540	1%	1,718	1%	(822)	-32%
Litigation	—	0%	4,000	2%	4,000	—
Severance and related costs	418	0%	164	0%	(254)	-61%

Operating expenses	147,589	73%	167,326	71%	19,737	13%

Income from operations	$55,392	27%	$69,718	29%	$14,326	26%

Salaries and benefits expense were relatively unchanged in the first six months of 2005, increasing 2% from the first six months of 2004. However, salaries increased $2.0 million, or 8%, due to higher staffing levels as well as merit increases. We employed 3% more full time employees at the end of June 30, 2005 as compared with a year earlier. Health benefit costs decreased by $0.4 million in the first six months of 2005, partially offsetting the effect of the higher salaries.

Clearing services expense increased 30% in the first six months of 2005. Clearing service expense results from a trading volume-based fee we pay to the Chicago Mercantile Exchange, our provider of clearing services. This expense is directly correlated with our trading volume. The average rate per cleared trade that we paid for clearing in the first six months of 2005 was higher than the rate paid in the first six months of 2004 due to negotiated clearing service fee reductions in 2004 that did not continue into 2005. This increase in the average rate in the first six months of 2005 accounted for the fact that clearing services expense grew at a rate of 30% during such period while clearing fee revenue grew only at a rate of 21% during such period. We do not foresee future negotiated fee reductions and expect that the future average rate per cleared trade will approximate those of the first six months of 2005.

Depreciation and amortization charges increased $5.8 million, or 26%, in the first six months of 2005. This increase was the result of assets placed into service since the second quarter of 2004. Specifically, additional depreciation of $3.4 million was recorded on software and equipment for various technological enhancements to the electronic and open-auction trading platforms. Various building improvements and projects finished since June of last year led to $0.5 million of additional depreciation.

Professional services expense decreased $3.6 million, or 28% in the first six months of 2005. The largest variance in professional services was a decrease of $3.9 million in costs for consultants and programmers primarily used for modifications to our various trading technologies. Costs related to our recently completed restructuring process increased $0.8 million in the current period and legal fees decreased approximately $0.6 million.

General and administrative expenses increased $1.0 million, or 11%, in the first six months of 2005. Expenses for leased computers and computer hardware increased $1.9 million in 2005 due to additional computers and servers leased since the second quarter of 2004 to meet our increasing reliance on technology to support our electronic and open-auction trading venues. Also, office rent expense increased $0.7 million due to new data center space leased to support electronic trading activities. However, gains on foreign currency transactions were $0.4 million in 2005, as compared to the $1.0 million of losses realized in the first six months of 2004.

Information technology services increased $4.6 million, or 26%, in the first six months of 2005. The increase is primarily the result of $2.4 million of increased maintenance charges for our hardware and software systems. Also, costs associated with connections to our electronic trading system increased $1.6 million in the current quarter as we continued to add more customers to our electronic platform.

Litigation settlement expense of $4.0 million was recognized in the first six months of 2005. This represents the final payment made to plaintiffs’ lawyers in a settlement agreement made to settle the lawsuit brought by certain members relating to the proposed allocation of equity in the restructuring of the CBOT. Under the terms of the settlement agreement, we were obligated to pay $3.5 million in attorney fees and expenses upon a final judgment order by the Circuit Court of Cook County, Illinois becoming non-appealable, which happened in the fourth quarter of 2004. In addition, upon an affirmative vote by the CBOT’s members in favor of a restructuring, which occurred on April 14, 2005, we became obligated to pay an additional $4.0 million in attorney fees. No further payments by the CBOT are required under the settlement agreement.

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Net income. Net income for the second quarter of 2005 was $18.2 million, 10% higher than the second quarter of 2004. This increase was primarily a result of increased revenues of $18.5 million in the second quarter of 2005, offset to a degree by increased operating expenses of $13.3 million and increased income tax expense of $3.0 million, in each case, compared to the second quarter of 2004.

Revenues. Revenues for the second quarter of 2005 were $120.6 million, an 18% increase from the second quarter of 2004. The following chart provides revenues by source and by percent of total revenues for the quarters ended June 30, 2004 and 2005:

	2nd Quarter 2004		2nd Quarter 2005		Variance
	In Thousands	% of Total	In Thousands	% of Total	In Thousands	% Change
Exchange fees	$52,529	51%	$69,657	58%	$17,128	33%
Clearing fees	19,634	19%	22,559	19%	2,925	15%

Trading fees	72,163	71%	92,216	76%	20,053	28%

Market data	16,020	16%	18,306	15%	2,286	14%
Building	5,363	5%	5,479	5%	116	2%
Services	3,276	3%	3,623	3%	347	11%
Dues	4,657	5%	—	0%	(4,657)	-100%
Other	617	1%	963	1%	346	56%

Total revenues	$102,096	100%	$120,587	100%	$18,491	18%

Total trading fees were $92.2 million in the second quarter of 2005, $20.0 million, or 28% more than in the second quarter of 2004. The average rate per contract traded in the second quarter of 2005 was $0.499, 10% more than the $0.455 average rate pr contract traded in the second quarter of 2004. Total trading fees during the second quarter of 2005 grew at a greater rate than the 17% trading volume growth rate during the same period due to exchange fee increases initiated in January 2005 for certain trades on e-cbot. . The 17% growth in trading volume accounted for 60% of the $20.1 million increase in trading fees with the 10% average rate per contract increase accounting for the remainder of the trading fee growth.

Electronic trading fees were $46.9 million in the second quarter of 2005, 67% more than the $28.0 million in the prior year period. The growth rate in electronic trading fees during the second quarter of 2005 was more than the 34% growth rate of electronic trading volume during the same period due to the exchange fee increases that were initiated in January 2005. The average electronic rate per contract traded was $0.397 in the second quarter of 2005, 24% more than the $0.319 in the prior year period. The 34% growth in electronic trading volume accounted for 51% of the $18.9 million increase in electronic trading fees with the 24% average electronic rate per contract increase accounting for the remainder of the electronic trading fee growth.

Open-auction trading fees were $29.1 million in the second quarter of 2005, a $3.0 million decrease compared to $32.1 million in the prior year period. This reduction was a result of lower open-auction volume, and a reduction in the average open-auction rate per contract traded that reflects an increase in member trading volume as a percentage of total trading volume, as members trade at lower rates than non-members. The average open-auction rate per contract traded was $0.483 in the second quarter of 2005, 5% less than the $0.506 in the prior year period. The 5% decrease in open-auction trading volume accounted for 55% of the $3.0 million decrease in open-auction trading fees with the 5% average open-auction rate per contract decrease accounting for the remainder of the open-auction trading fee decline.

Off-exchange trading fees were $16.2 million in the second quarter of 2005 versus $12.1 million in the second quarter of 2004. These revenues include fees for off-exchange transactions such as EFPs, EFRs and EFSs, which are part of reported trading volume. These fees also include charges for other off-exchange transactions that are not included in our reported trading volume.

Market data revenues increased $2.3 million, or 14% in the second quarter of 2005. The main component of market data revenues, quote fees, increased by $2.1 million, or 14%, due to a pricing increase for real-time quote feeds instituted in January 2005. Other market data revenues increased by $0.2 million in the second quarter of 2005 primarily from the development of new market data products and from the distribution of market data for other exchanges that we began hosting on our electronic trading platform in the fourth quarter of 2004.

Revenues from member dues were zero in the second quarter of 2005 compared to $4.7 million in the prior year period. As discussed previously, the board of directors of the CBOT assessed its members dues in order to provide the CBOT with adequate funds to meet increased financial demands associated with competitive pressures. The need for an additional dues assessment was reviewed by the board of directors of the CBOT in July 2004, at which time it was preliminarily decided that an additional dues assessment was unnecessary. The board of directors reevaluated this decision in October 2004 and decided to rescind the original dues assessment.

Operating Income. Income from operations increased 18% in the second quarter of 2005. Operating income from the exchange trading segment increased $6.6 million, or 24%, to $34.1 million in the second quarter of 2005. Operating income from the real estate operations segment decreased $1.4 million to a loss of $0.4 million in the second quarter of 2005 from operating income of $1.0 million in the same period of 2004.

The exchange trading segment increase was largely the result of a $17.1 million increase in exchange fee revenues. This revenues increase was partially offset by a $3.0 million increase in segment depreciation expense, a $2.1 million increase in technology expense and the $4.0 million litigation charge. Exchange fees increased in 2005 due to trading volume and rate increases, as discussed above. Depreciation increased in 2005 due to technology projects related to enhancing our electronic trading and open-auction trading platforms that were completed at the end of 2004 and in the first six months of 2005. Increases in technology expenses related to supporting both of our trading platforms. The $4.0 million litigation charge represents the final payment made to plaintiff’s lawyers under an agreement made to settle the lawsuit brought by certain members of the CBOT relating to the proposed allocation of equity in the restructuring of the CBOT.

The real estate operations segment decrease was primarily the result of increased bad debt, real estate tax and allocated corporate overhead expenses of $0.4 million, $0.7 million and $0.5 million, respectively. These increases were offset favorably by increased building revenue of $0.2 million, $0.1 million of which related to internal rent charges for office space used by the CBOT that is eliminated in consolidation.

Expenses. Operating expenses totaled $86.9 million for the second quarter of 2005, compared to $73.6 million for the same period of 2004, an 18% increase. Operating expenses as a percent of total revenues were steady at 72% in the second quarters of 2004 and 2005. Corresponding operating margins were 28% in each period, with current quarter results including the $4.0 million litigation charge for the final payment under the settlement agreement discussed previously. The following chart illustrates operating expenses and income from operations in total and as a percent of total revenues for the quarters ended June 30, 2004 and 2005:

	2nd Quarter 2004		2nd Quarter 2005		Variance
	In Thousands	% of Total	In Thousands	% of Total	In Thousands	% Change
Total revenues	$102,096	100%	$120,587	100%	$18,491	18%
Expenses:
Salaries and benefits	17,982	18%	17,902	15%	(80)	0%
Clearing services	13,872	14%	17,378	14%	3,506	25%
Depreciation and amortization	10,958	11%	14,231	12%	3,273	30%
Professional services	6,053	6%	4,558	4%	(1,495)	-25%

General and administrative expenses	3,662	4%	5,167	4%	1,505	41%
Building operating costs	5,559	5%	6,514	5%	955	17%
Information technology services	9,292	9%	11,392	9%	2,100	23%
Contracted license fees	1,568	2%	1,780	1%	212	14%
Programs	3,365	3%	3,089	3%	(276)	-8%
Interest	1,216	1%	796	1%	(420)	-35%
Litigation	—	0%	4,000	3%	4,000	—
Severance and related costs	58	0%	50	0%	(8)	-14%

Operating expenses	73,585	72%	86,857	72%	13,272	18%

Income from operations	$28,511	28%	$33,730	28%	$5,219	18%

Clearing services expense increased $3.5 million, or 25%, in the second quarter of 2005. Clearing service expense results from a contract trading volume-based fee we pay to the Chicago Mercantile Exchange, our provider of clearing services. This expense is directly correlated with our trading volume. The average rate per cleared trade that we paid for clearing in the second quarter of 2005 was higher than the rate paid in the second quarter of 2004 due to negotiated fee reductions in 2004 that did not continue into 2005. This increase in average clearing rate per cleared trade paid in 2005 accounted for the fact that clearing services expense grew at a rate of 25% during such period while clearing fee revenue grew only at a rate of 15% during such period.

Depreciation and amortization charges increased $3.3 million, or 30%, in the second quarter of 2005. Like the year-to-date increase, this increase was the result of assets placed into service since the second quarter of 2004. Specifically, additional depreciation of $1.9 million was recorded on software and equipment for technological enhancements to the electronic and open-auction trading platforms. Various building improvements and projects finished in the last year led to $0.3 million of additional depreciation.

Professional services expense decreased $1.5 million, or 25%, in the second quarter of 2005. Costs for consultants and programmers used for modifications to our various trading technologies decreased $1.6 million in the three months ended June 30, 2005.

General and administrative expenses increased $1.5 million, or 41%, in the second quarter of 2005. Expenses for leased computers and computer hardware increased $1.0 million in the second quarter of 2005 due to additional computers and servers leased since the second quarter of 2004 to meet our increasing reliance on technology to support our electronic and open-auction trading venues. Also, office rent expense increased $0.4 million due to new data center space leased to support electronic trading activities.

Information technology services increased $2.1 million, or 23%, in the second quarter of 2005. The increase is primarily the result of $1.1 million of increased maintenance charges for our hardware and software systems. Also, costs associated with connections to our electronic trading system increased $1.0 million in the second quarter as we continued to add more customers to our electronic platform.

Litigation settlement expense of $4.0 million was recognized in the second quarter of 2005. As discussed previously, this represents the final payment made to plaintiffs’ lawyers in a settlement agreement made to settle the lawsuit brought by certain members relating to the proposed allocation of equity in the restructuring of the CBOT. No further payments by the CBOT are required under the settlement agreement.

Financial Position

At June 30, 2005, total assets were $495.5 million, a $35.1 million increase from the December 31, 2004 balance of $460.4 million. Cash and cash equivalents decreased $1.5 million, primarily the result of cash from operations of $68.0 million, offset by cash payments of $10.7 million and $19.6 million for debt repayments and capital expenditures, respectively, as well as by purchases of short-term investments of $24.7 million and net deposits to restricted cash of $14.4 million. Restricted cash, at June 30, 2005, increased from year end 2004 levels, primarily due to our placing $22.1 million of cash held for membership transfers into an escrow account established to ensure such funds were available for permitted claims. Property and equipment, net of accumulated depreciation, decreased $8.2 million from December 31, 2004. The change to property and equipment reflects recorded depreciation of $27.8 million offset by capital acquisitions of $19.6 million.

Total liabilities at June 30, 2005 decreased $4.1 million from December 31, 2004 to $162.7 million. Accounts payable at June 30, 2005 decreased $6.4 million from December 31, 2004 to a balance of $14.1 million due to timing differences in payments to vendors. Total debt was reduced as a result of debt payments of $10.7 million made in the first quarter of 2005. Funds held for membership transfers increased $9.9 million due to increased activity in the market for our memberships.

Liquidity and Capital Resources

Our operations are the major source of our liquidity. In addition, working capital requirements can be met through an available revolving line of credit. Cash requirements principally consist of operating expenses, capital expenditures for technology enhancements and scheduled debt repayments. At June 30, 2005, we had $101.9 million in unrestricted cash and $20.0 million in an available, unused revolving line of credit. Borrowings under the line of credit bear interest at the lower of LIBOR plus 2.25% or the bank’s prime rate. The line of credit contains certain covenants, which, among other things, require the CBOT to maintain certain equity levels and financial ratios, as well as restrict the CBOT’s ability to incur additional indebtedness, except in certain specified instances. At June 30, 2005, we were compliant with all covenants under the agreement.

We anticipate that current cash balances and future funds generated through operations will be sufficient to meet cash requirements currently and for the foreseeable future. If we were to experience a significant reduction in our cash flows from operations, we believe we currently have a variety of options for raising capital for short-term cash needs, including the unused revolving line of credit and private or public offerings of our securities. In this regard, we filed a registration statement with the SEC in May 2005 related to a proposed initial public offering of our Class A common stock. However, we subsequently announced in June 2005 that we have received unsolicited, non-binding expressions of interest in a business combination with us. Our board of directors intends to consider these expressions as part of a broader review of strategic alternatives, including a possible business combination through an acquisition, sale or other transaction, as well as our proposed initial public offering.

Net Cash Flows From Operating Activities

Net cash provided by operating activities totaled $68.0million and $63.4 million for the six months ended June 30, 2005 and 2004 respectively. Cash provided by operations in 2005 primarily consisted of $39.0 million of net income adjusted for non-cash items such as $28.0 million of depreciation. Cash provided by operations in 2004 primarily consisted of $32.5 million of net income adjusted for non-cash items such as $22.3 million of depreciation and amortization.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities totaled $58.9 million and $78.9 million in the six months ended June 30, 2005 and 2004, respectively. Cash used for investing in 2005 consisted of capital expenditures of $19.6 million as well as $24.7 million of purchases of short-term investments and a $14.4 million increase in restricted cash related to the creation of the trust for funds held during the claims process of membership sales discussed previously. Cash used for investing in 2004 largely related to $60.3 million of liquidation payments to the limited partners of Ceres as well as $11.6 million of capital expenditures. Ceres, which formerly conducted the electronic trading activities of the CBOT, was dissolved on December 31, 2003 and was liquidated in 2004 with its assets distributed to its partners in accordance with the terms of the Ceres limited partnership agreement.

Capital Expenditures

Capital expenditures in the first halves of both 2005 and 2004 related primarily to the technology driving our electronic and open-auction trading platforms. Such expenditures were approximately $12.5 million and $9.3 million in the first six months of 2005 and 2004, respectively. The balance of capital spending in each period generally related to various real estate projects. For 2005, we expect our total year capital expenditures to approximate $54 million. Including amounts already invested, planned 2005 investments include $30 million for replacement hardware and additional software related to our trading platforms, as well as $24 million for real estate projects. Real estate investments are expected to include $13 million in “Class L” renovation efforts and $11 million in tenant improvement and other building projects. We currently expect that capital expenditures for the second half of 2005 will be approximately $34 million.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities totaled $10.6 million for the first six months of 2005 and 2004. These amounts primarily related to repayments of long-term debt.

Long-Term and Short-Term Debt

Total debt at June 30, 2005 was $39.4 million, comprised of $21.4 million of senior notes and $18.0 million (10.1 million pounds sterling) due to LIFFE Administration and Management (“LIFFE”) under a financing agreement denominated in pounds sterling related to the development of e-cbot in 2003. The senior notes are repayable in equal annual installments through 2007 and bear interest at a rate of 6.81%. The LIFFE financing agreement is repayable in equal annual installment through 2006. Interest was prepaid at the time of the borrowing at an effective rate of approximately 5.6%.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual amounts could differ from those estimates. Our 2004 audited financial statements and related notes, which were filed with the SEC on May 16, 2005, on a special financial report pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended, includes a summary of the critical accounting policies that we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2005.

Market Risk

We provide markets for trading futures and options on futures. However, we do not trade futures and options on futures for our own account. We invest available cash in highly liquid, short-term investment grade paper, as well as short-term U.S. Treasury securities. We do not believe there is significant risk associated with these short-term investments. Our long-term debt bears interest at a weighted fixed rate of 6.2%. Based on the terms of our existing long-term debt and the terms currently available for similar borrowings, management estimates the fair value of the long-term debt approximates the carrying value.

Foreign Currency Risk

We have from time to time entered into arrangements that are related to the provision of our electronic trading software that are denominated in pounds sterling. As a result, we are exposed to movements in foreign currency exchange rates. We engage in foreign currency hedging activities from time to time in order to reduce our risk from movements in foreign currency exchange rates where practicable to do so. However, where we are not able to enter into foreign currency hedging transactions on terms satisfactory to use, we retain risk associated with movements in foreign currency exchange rates.

The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials and services and liabilities created in the normal course of our business. We do not rely on economic hedges to manage risk.

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

We currently utilize foreign currency forward contracts that we identified as fair value hedges. These are intended to offset the effect of exchange rate fluctuations on firm commitments for purchases of fixed annual and quarterly services denominated in pounds sterling associated with our arrangements with LIFFE. These contracts designated as fair value hedges had notional amounts approximating $43.8 million (25.6 million pounds sterling) at June 30, 2005. Gains and losses on these hedge instruments, as well as the gains and losses on the underlying hedged item, are recognized currently in general and administrative expense. There were no gains or losses recorded on these fair value hedges related to hedge ineffectiveness.

We also utilize foreign currency forward contracts that are intended to offset the effect of exchange rate fluctuations on recorded debt that is denominated in pounds sterling. These contracts, which are not designated as hedges under FASB Statement No. 133, had notional amounts approximating $17.5 million (10.1 million pounds sterling) at June 30, 2005. Gains and losses on these hedge instruments, as well as the gains and losses on revaluing the recorded debt, are recognized currently in general and administrative expense.

Forward-Looking Statements

In this document, our use of the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or other comparable terminology is intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. While these forward-looking statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, these forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties, including risks associated with intense competition in our industry, our inability to successfully execute our electronic trading strategy, risks associated with the globalization of our business, risks associated with our recent conversion to a for-profit company, our inability to retain current customers or attract new customers, the possibility of declines in derivatives trading volume generally, risks associated with our dependence on certain third-party suppliers, regulatory and legal risks, and other risks and uncertainties identified in reports and other filings that we have made with the SEC, as may be revised or supplemented in subsequent filings with the SEC. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to market risk, see “Market Risk” and “Foreign Currency Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I, Item 2 of this quarterly report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

CBOT Holdings’ management, under the supervision and with the participation of the President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. Based on this evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no significant changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note 9 to the Unaudited Consolidated Financial Statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of the stockholders of CBOT Holdings held on June 22, 2005, the stockholders approved a proposition to provide the board of directors of CBOT Holdings the power to authorize CBOT Holdings to issue all or any portion of its authorized but unissued capital stock in one or more transactions of any nature when and if determined by the board of directors in its sole and absolute discretion.

For	Against	Abstain	Broker Non-Votes
39,770,349	468,894	495,570	0

ITEM 6. EXHIBITS

31.1	Certification by CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, CBOT Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CBOT HOLDINGS, INC.

/s/ Bernard W. Dan
Date: August 1, 2005	Bernard W. Dan
President and Chief Executive Officer

/s/ Glen M. Johnson
Date: August 1, 2005	Glen M. Johnson
Senior Vice President and Chief Financial Officer