Form 10-Q/A
period 2005-03-31
CBOT HOLDINGS  INC
filed 2005-09-08
CIK 1161448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

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

CBOT HOLDINGS, INC.

FORM 10-Q/A—QUARTERLY REPORT

For the quarterly period ended March 31, 2005

EXPLANATORY NOTE

We are filing this Form 10-Q/A to amend our Form 10-Q for the quarterly period ended March 31, 2005 (“March 31, 2005 Form 10-Q”). The purpose of this amendment is to reflect the effects of the restatement of our consolidated statement of cash flows for the three months ended March 31, 2004 (as discussed in Note 8 to the consolidated financial statements) resulting from the correction in the classification of distributions made to partners in connection with the dissolution of our Ceres Trading Limited Partnership (“Ceres”) subsidiary from cash flows from investing activities to cash flows from financing activities. As a result, we are also revising our discussion under the heading “Item 4: Controls and Procedures.” In addition, we are concurrently amending the March 31, 2005 Form 10-Q to reflect the effects of the reclassification of restricted cash activity from cash flows from operating activities to cash flows from investing activities, consistent with the reclassification of restricted cash activity described in our Form 10-Q for the quarterly period ended June 30, 2005. These matters did not change any of the account balances on the accompanying consolidated statements of financial condition, consolidated statements of income or the net increase (decrease) in cash and cash equivalents included in the consolidated statements of cash flows for the three months ended March 31, 2004. Except with respect to these reclassifications, this Form 10-Q/A does not reflect any events that have occurred after the March 31, 2005 Form 10-Q was filed.

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

BOARD OF TRADE OF THE CITY OF CHICAGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2004 (As restated- See Note 8)	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,018	$20,788
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,292	13,814
Change in allowance for doubtful accounts	22	230
(Gain) loss on foreign currency transaction	919	(260)
Deferred income taxes (benefit)	193	(1,632)
Minority interest in loss of subsidiary	(254)	—
Equity in loss of unconsolidated subsidiary	232	425
Changes in assets and liabilities:
Accounts receivable	(911)	(13,449)
Income tax receivable / payable	10,781	13,569
Prepaid expenses	(6,278)	(3,846)
Other assets	258	(410)
Accounts payable	(16,329)	(7,708)
Accrued clearing services	8,386	1,925
Accrued real estate taxes	(1,741)	(1,629)
Accrued payroll costs	(2,625)	(3,149)
Accrued exchange fee rebates	(2,878)	(714)
Accrued employee termination	(1,040)	(81)
Accrued liabilities	(4,825)	(468)
Funds held for deposit and membership transfers	3,720	2,177
Other current liabilities	13,613	4,484
Other long-term liabilities	220	292

Net cash flows from operating activities	28,773	24,358
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,700)	(4,932)
Restricted cash	(5,158)	3,636
Investment in joint ventures	(73)	(6)

Net cash flows used in investing activities	(9,931)	(1,302)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings	(10,713)	(10,713)
Capital contributions from members	89	124
Distribution to partners	(60,300)	—

Net cash flows used in financing activities	(70,924)	(10,589)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,082)	12,467
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	142,666	105,427

CASH AND CASH EQUIVALENTS—END OF PERIOD	$90,584	$117,894

CASH PAID FOR:
Interest	$1,532	$1,089

Income taxes (net of refunds)	$—	$2,837

See notes to consolidated financial statements.

BOARD OF TRADE OF THE CITY OF CHICAGO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. Results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the audited financial statements and related notes as of and for the three years ended December 31, 2004. The consolidated financial statements include the accounts of the Board of Trade of the City of Chicago, Inc. and its wholly owned subsidiaries, including Electronic Chicago Board of Trade, Inc. (“Electronic CBOT”) which held a controlling general partner interest in Ceres Trading Limited Partnership (“Ceres”) (collectively, the “CBOT”). Ceres was dissolved on December 31, 2003 and was liquidated during 2004. The CBOT holds an approximate 9% interest in a joint venture called OneChicago, LLC (“OneChicago”). The CBOT accounts for its interest in OneChicago under the equity method. The investment has a carrying value of zero as the losses recognized exceed the total amount invested. All significant inter-company balances and transactions have been eliminated in consolidation.

Business and Proposed Restructuring Transactions—The CBOT operates a marketplace for the trading of commodity and financial futures contracts, as well as options on futures contracts. Products traded on the exchange include financial derivatives, global listed agricultural futures and options contracts (e.g., wheat, corn and soybeans), and global listed financial futures and options contracts (e.g., U.S. Treasury bonds and notes). Products are traded in traditional open-auction venues on trading floors where members trade among themselves for their own accounts and for the accounts of their customers. Products are also traded electronically on e-cbot powered by LIFFE CONNECT® (“e-cbot”), a system that was developed and implemented in the fourth quarter of 2003. The CBOT also provides a full range of clearing services for every contract traded through its exchange through a clearing agreement with the Chicago Mercantile Exchange (“CME”) called the CME/CBOT Common Clearing Link. The CBOT also engages in market surveillance and financial supervision activities designed to ensure market integrity and provide financial safeguards for users of the markets. In addition, the CBOT markets and distributes real-time and historical market data generated for trading activity in its markets to users of its products and related cash and derivative markets. The CBOT also owns and operates three office buildings in the city of Chicago.

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

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements, such as estimates for bad debts, exchange fee rebates, real estate taxes and assumptions used for the calculation of pension and other postretirement benefit plan costs. Actual amounts could differ from those estimates.

Prior Year Reclassifications—Certain reclassifications have been made of prior period amounts to conform to current period presentations. Restricted cash activity, which was previously shown as cash flows from operating activities is now shown as cash flows from investing activities, resulting in an increase of $5.2 million in both net cash flows from operating activities and net cash flows used in investing activities for the three months ended March 31, 2004.

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

BOARD OF TRADE OF THE CITY OF CHICAGO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The CBOT evaluates segment performance based on revenues and income from operations. Intercompany transactions between segments have been eliminated. The accounting principles used for segment reporting are the same as those used for consolidated financial reporting. A summary by operating segment follows for the three months ended March 31, 2004 and 2005 (in thousands):

	Three Months Ended March 31, 2004
	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$54,351			$54,351
Clearing fees	16,589			16,589
Market data	15,979			15,979
Building		5,398		5,398
CBOT space rent		6,462	(6,462)
Services	3,056			3,056
Members’ dues	4,658			4,658
Other	854			854

Total revenues	$95,487	$11,860	$(6,462)	$100,885

Depreciation and amortization	$7,833	$3,459	$—	$11,292

Income from operations	$26,875	$6	$—	$26,881

Total assets	$239,753	$186,664	$—	$426,417

Capital expenditures	$4,662	$38	$—	$4,700

	Three Months Ended March 31, 2005
	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$66,518			$66,518
Clearing fees	21,277			21,277
Market data	18,522			18,522
Building		5,608		5,608
CBOT space rent		6,547	(6,547)
Services	3,591			3,591
Other	941			941

Total revenues	$110,849	$12,155	$(6,547)	$116,457

Depreciation and amortization	$10,192	$3,622	$—	$13,814

Income from operations	$35,892	$96	$—	$35,988

Total assets	$293,131	$183,106	$—	$476,237

Capital expenditures	$4,190	$742	$—	$4,932

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

8. STATEMENT OF CASH FLOWS

Subsequent to the issuance of the consolidated financial statements for the three months ended March 31, 2004, the company determined that the $60.3 million distribution to the partners of Ceres previously reported as cash flows from investing activities should have been reported as cash flows from financing activities. As a result, the accompanying consolidated statement of cash flows for the three months ended March 31, 2004 has been restated.

Also, restricted cash activity, which was previously shown as cash flows from operating activities is now shown as cash flows from investing activities, resulting in an increase of $5.2 million in both net cash flows from operating activities and net cash flows used in investing activities for the three months ended March 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the matters discussed in Note 8 to the consolidated financial statements.

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

The following chart provides trading volume across the different categories of products traded at the CBOT (in thousands):

	1st Quarter 2004		1st Quarter 2005
Trading Volume by Product	Volume	% of Total	Volume	% of Total	Volume Change	% of Change	% Change
Interest Rate	107,547	79%	143,730	83%	36,183	99%	34%
Agricultural	23,271	17%	22,779	13%	(492)	–1%	–2%
Stock Market Indices	5,618	4%	6,381	4%	763	2%	14%
Metals and Energy	137	0%	211	0%	74	0%	54%

Total	136,573	100%	173,101	100%	36,528	100%	27%

The following chart provides contract trading volume on our various platforms (in thousands):

	1st Quarter 2004		1st Quarter 2005
Trading Volume by Platform	Volume	% of Total	Volume	% of Total	Volume Change	% of Change	% Change
Electronic	74,013	54%	108,079	63%	34,066	93%	46%
Open-auction	56,627	42%	57,360	33%	733	2%	1%
Off-exchange	5,933	4%	7,662	4%	1,729	5%	29%

Total	136,573	100%	173,101	100%	36,528	100%	27%

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

Revenues Consolidated revenues for the quarter ended March 31, 2005 were $116.5 million, a 15% increase from $100.9 million in the first quarter of 2004. The following chart provides revenues by source and by percent of total revenues for the quarter ended March 31:

	1st Quarter 2004		1st Quarter 2005		Variance
	In Thousands	% of Total	In Thousands	% of Total	In Thousands	% Change
Exchange fees	$54,351	54%	$66,518	57%	$12,167	22%
Clearing fees	16,589	16%	21,277	18%	4,688	28%
Market data	15,979	16%	18,522	16%	2,543	16%
Building	5,398	5%	5,608	5%	210	4%
Services	3,056	3%	3,591	3%	535	18%
Dues	4,658	5%	—	0%	(4,658)	–100%
Other	854	1%	941	1%	87	10%

Total revenues	$100,885	100%	$116,457	100%	$15,572	15%

Revenues from exchange fees increased 22% to $66.5 million in the first quarter of 2005, from $54.4 million in the prior year period. Exchange fee revenues grew at a lesser rate than trading volume due to a reduction in the average fee per contract rate in the current period. The average fee per contract traded in the first quarter of 2005 was $0.38, 5% less than the $0.40 per contract rate in the first quarter of 2004. In February 2004, we decreased trading fees on selected contracts traded on our electronic trading platform. Based upon 2004 operating results, as well as other factors, we made modest fee increases in January 2005 for certain electronic trades for which we had reduced trading fees during 2004. The higher fees charged before the fee reduction in February 2004, offset somewhat by the fee increases made in 2005, accounted for the higher average fee per contract rate in the first quarter of 2004. We continuously evaluate the fees that we charge on all types of trades and may adjust fees in the future.

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

Financial Position

At March 31, 2005, total assets were $476.2 million, a $15.8 million increase from the December 31, 2004 balance of $460.4 million. Cash and cash equivalents increased $12.5 million, primarily the result of cash from operations of $24.4 million, offset by cash payments of $10.7 million for debt repayments. Restricted cash, at March 31, 2005, decreased $3.6 million from year end 2004 levels from the return of $3.6 million in margin collateral that had been required under foreign currency forward contracts in place. Property and equipment, net of accumulated depreciation, decreased $8.8 million from December 31, 2004. The change to property and equipment reflects recorded depreciation of $13.7 million offset by capital acquisitions of $4.9 million.

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

Net Cash Flows From Operating Activities

Net cash provided by operating activities totaled $24.4 million and $28.8 million for the first quarters of 2005 and 2004 respectively. Cash provided by operations in 2005 primarily consisted of $20.8 million of net income adjusted for non-cash items such as $13.8 million of depreciation and reduced by a $9.0 million increase in net assets and liabilities. Cash provided by operations in 2004 primarily consisted of $16.0 million of net income adjusted for non-cash items such as $11.3 million of depreciation and amortization.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities totaled $1.3 million and $9.9 million in the quarters ended March 31, 2005 and 2004, respectively. Cash used for capital acquisitions in the first quarters of 2005 and 2004 was $4.9 million and $4.7 million, respectively. The remaining investing activities primarily related to changes in restricted cash balances.

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

Net Cash Flows Used in Financing Activities

Net cash used in financing activities totaled $10.6 million and $70.9 million for the quarters ended March 31, 2005 and 2004, respectively. Cash used for financing in 2005 primarily related to $10.7 million of repayments of long-term debt. Cash used for financing in 2004 largely related to $60.3 million of liquidation payments to the limited partners of Ceres as well as $10.7 million of repayments of long-term debt. Ceres, which formerly conducted the electronic trading activities of the CBOT, was dissolved on December 31, 2003 and was liquidated in 2004 with its assets distributed to its partners in accordance with the terms of the Ceres limited partnership agreement.

Long-Term and Short-Term Debt

During the first quarters of 2005 and 2004, we made scheduled payments of $10.7 million on senior notes payable. Also, in the second half of 2005, principal repayments of $8.8 million are scheduled to be made on the LIFFE financing agreement.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual amounts could differ from those estimates. Our 2004 audited financial statements and related notes includes a summary of the critical accounting policies that we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms.

In December 31, 2003, we ceased conducting our electronic trading business through our Ceres subsidiary. Ceres was dissolved on December 31, 2003 and liquidating distributions were made to the Ceres partners during 2004. In connection with the filing of our Form 10-Q for the three months ended March 31, 2005, our management determined to report these distributions as cash flows from investing activities and we have now determined that these distributions should have been reported as cash flows from financing activities. Subsequent to this determination, we have restated our consolidated statement of cash flows for the three months ended March 31, 2004 and amended our Form 10-Q for the period ended March 31, 2005 to reflect this reclassification. In the third quarter of 2005, our management implemented additional review procedures designed to monitor the reporting of cash flow from investing activities and cash flow from financing activities and factors affecting the classifications in the consolidated statements of cash flow.

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such dates, our disclosure controls and procedures were not effective at the reasonable assurance level because of the failure to classify the distributions to the Ceres partners as cash flows from financing activities. However, based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such dates, the absence of such procedure is the only area in which our disclosure controls and procedures were not effective at the reasonable assurance level. This reclassification of the distributions to Ceres partners to cash flows from financing activities from cash flows from investing activities did not change any of the account balances on the consolidated statements of financial condition, consolidated statements of income or the cash flows from operating activities or the net increase (decrease) in cash and cash equivalents included in our consolidated financial statements for the three months ended March 31, 2004 included in our Form 10-Q for the three months ended March 31, 2005.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note 5 to the Unaudited Consolidated Financial Statements contained in Part I, Item 1 of this quarterly report on Form 10-Q/A.

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

CBOT HOLDINGS, INC.

/S/ BERNARD W. DAN
Date: September 8, 2005	Bernard W. Dan
President and Chief Executive Officer

/S/ GLEN M. JOHNSON
Date: September 8, 2005	Glen M. Johnson
Senior Vice President and Chief Financial Officer