Form 10-Q/A
period 2005-06-30
CBOT HOLDINGS  INC
filed 2005-09-08
CIK 1161448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

CBOT HOLDINGS, INC.

FORM 10-Q/A — QUARTERLY REPORT

For the quarterly period ended June 30, 2005

i

EXPLANATORY NOTE

We are filing this Form 10-Q/A to amend our Form 10-Q for the quarterly period ended June 30, 2005 (“June 30, 2005 Form 10-Q”). The purpose of this amendment is to reflect the effects of the restatement of our consolidated statement of cash flows for the six months ended June 30, 2004 (as discussed in Note 11 to the consolidated financial statements) resulting from the correction in the classification of distributions made to partners in connection with the dissolution of our Ceres Trading Limited Partnership (“Ceres”) subsidiary from cash flows from investing activities to cash flows from financing activities.

In addition, this amendment corrects our earnings per share data for the six and three month periods ended June 30, 2005 (as discussed in Note 3 to the consolidated financial statements), which is now calculated based upon the weighted average number of shares outstanding after completion of our restructuring on April 22, 2005 rather than the weighted average number of shares outstanding throughout the periods measured as set forth in the June 30, 2005 Form 10-Q. As a result, we are also revising our discussion under the heading “Item 4: Controls and Procedures.”

These matters did not change any of the account balances on the accompanying consolidated statements of financial condition, consolidated statements of income or the cash flow from operating activity or the net increase (decrease) in cash and cash equivalents included in the consolidated statements of cash flows for the six months ended June 30, 2004. Except with respect to these matters, this Form 10-Q/A does not reflect any events that have occurred after the June 30, 2005 Form 10-Q was filed.

ii

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

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2005	2004	2005
Revenues:
Exchange fees	$106,880	$136,175	$52,529	$69,657
Clearing fees	36,223	43,836	19,634	22,559
Market data	31,999	36,828	16,020	18,306
Building	10,761	11,087	5,363	5,479
Services	6,332	7,214	3,276	3,623
Dues	9,315	—	4,657	—
Other	1,471	1,904	617	963

Total revenues	202,981	237,044	102,096	120,587

Expenses:
Salaries and benefits	35,897	36,535	17,982	17,902
Clearing services	26,082	33,894	13,872	17,378
Depreciation and amortization	22,250	28,045	10,958	14,231
Professional services	12,726	9,150	6,053	4,558
General and administrative expenses	9,127	10,089	3,662	5,167
Building operating costs	11,914	13,152	5,559	6,514
Information technology services	17,473	22,069	9,292	11,392
Contracted license fees	3,011	3,405	1,568	1,780
Programs	6,151	5,105	3,365	3,089
Interest	2,540	1,718	1,216	796
Litigation	—	4,000	—	4,000
Severance and related costs	418	164	58	50

Operating expenses	147,589	167,326	73,585	86,857

Income from operations	55,392	69,718	28,511	33,730

Income taxes
Current	16,836	33,579	6,051	17,002
Deferred	6,541	(3,250)	6,348	(1,618)

Total income taxes	23,377	30,329	12,399	15,384

Income before equity in unconsolidated subsidiary and minority interest in consolidated subsidiary	32,015	39,389	16,112	18,346

Equity in loss of unconsolidated subsidiary - net of tax	(252)	(367)	(113)	(112)
Minority interest in loss of consolidated subsidiary	777	—	523	—

Net income	$32,540	$39,022	$16,522	$18,234

Earnings per share (As restated—See note 3):
Basic		$0.35		$0.35
Diluted		$0.35		$0.35

Weighted average number of common stock shares (As restated—See note 3):
Basic		49,360		49,360
Diluted		49,360		49,360

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2004 (As restated- See Note 11)	2005
Cash flows from operating activities:
Net income	$32,540	$39,022
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	22,250	28,045
Change in allowance for doubtful accounts	(229)	291
(Gain) / loss on foreign currency translation	514	(1,266)
(Gain) / loss on sale or retirement of fixed assets	34	(4)
Deferred income taxes (benefit)	6,540	(3,250)
Minority interest in loss of subsidiary	(777)	—
Equity in loss of unconsolidated subsidiary	420	613
Amortization of short term investment discounts	—	(26)
Changes in assets and liabilities:
Accounts receivable	709	(6,496)
Income tax receivable / payable	13,424	3,692
Prepaid expenses	(6,100)	(523)
Other assets	261	(745)
Accounts payable	(15,097)	(6,447)
Accrued clearing services	10,066	3,412
Accrued real estate taxes	(435)	372
Accrued payroll costs	(1,472)	(2,045)
Accrued exchange fee rebates	(1,917)	(346)
Accrued employee termination	(1,496)	(130)
Accrued liabilities	(3,272)	(1,143)
Funds held for deposit and membership transfers	7,103	9,861
Other current liabilities	(26)	4,451
Other long-term liabilities	356	669

Net cash flows from operating activities	63,396	68,007

Cash flows from investing activities:
Acquisition of property and equipment	(11,577)	(19,634)
Purchase of short term investments	—	(24,674)
Restricted cash	(6,798)	(14,441)
Proceeds from sale of property and equipment	2	9
Investment in joint ventures	(273)	(197)

Net cash flows used in investing activities	(18,646)	(58,937)

Cash flows from financing activities:
Repayments of borrowings	(10,713)	(10,713)
Capital contributions from members	194	134
Distribution to partners	(60,300)	—

Net cash flows used in financing activities	(70,819)	(10,579)

Net decrease in cash and cash equivalents	(26,069)	(1,509)

Cash and cash equivalents - beginning of period	142,666	105,427

Cash and cash equivalents - end of period	$116,597	$103,918

Cash paid for:
Interest	$1,746	$1,386

Income taxes (net of refunds)	$3,244	$29,678

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Members’ Equity	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance—January 1, 2005	—	$—	$293,591	$—	$—	$293,591
Net income			39,022			39,022
Capital contributions			134			134
Allocation of members’ equity and pre-demutualization income			(332,747)	315,549	17,198	—
Issuance of stock to members in demutualization	49,360	49		(49)		—

Balance—June 30, 2005	49,360	$49	$—	$315,500	$17,198	$332,747

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

Prior Year Reclassifications — Certain reclassifications have been made of prior period amounts to conform to current period presentations. Previously, the CBOT reported its equity in the loss of an unconsolidated subsidiary as part of operating expense. These losses are now reported as an adjustment to income after taxes. Also, restricted cash activity, which was previously shown as cash flows from operating activities is now shown as cash flows from investing activities, resulting in an increase of $6.8 million in both net cash flows from operating activities and net cash flows used in investing activities.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3. EARNINGS PER SHARE (AS RESTATED)

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all Class A common stock outstanding for each reporting period. Diluted earnings per share, when applicable, is computed by reflecting the increase in the outstanding number of shares of Class A common stock if stock options or restricted stock awards were exercised or converted into common stock. No stock options or restricted stock awards have been issued by CBOT Holdings. Income used in the calculation of earnings per share for the six and three months ended June 30, 2005, only includes earnings allocated to the period after April 22, 2005, the date of the demutualization. Weighted average number of shares used in the calculation is based on the average number of shares outstanding after April 22, 2005 rather than the entire reporting period which resulted in earnings per share of $0.91 and $0.46 for the six and three month periods as previously reported. Earnings per share are calculated as follows (in thousands, except per share data):

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
Net income allocated to post-restructuring period	$17,198	$17,198

Weighted average number of Class A common stock shares:
Basic	49,360	49,360
Diluted	49,360	49,360

Earnings per share:
Basic	$0.35	$0.35
Diluted	0.35	0.35

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 12, 2003, the CBOT filed in the U.S. District Court for the District of Columbia a motion to dismiss the amended complaint and a motion to transfer the action to the U.S. District Court for the Northern District of Illinois. On September 2, 2004, the United States District Court for the District of Columbia granted the CBOT’s motion to transfer the case to the United States District Court for the Northern District of Illinois. The court denied the CBOT’s motion to dismiss as moot in light of its ruling on the transfer motion. Eurex filed a second amended complaint in the Northern District of Illinois in late March 2005. In addition to the allegations in Eurex’s previous complaints, that complaint alleges, among other things, that the CBOT engaged in predatory pricing and, together with the CME, engaged in a campaign to block regulatory approval of the Eurex proposed Global Clearing Link between the Clearing Corporation, Eurex’s U.S. clearing house in Chicago and Eurex Clearing in Frankfurt. On June 6, 2005, the CBOT and CME filed a joint motion to dismiss the second amended complaint.

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

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11. STATEMENT OF CASH FLOWS

Subsequent to the issuance of the consolidated financial statements for the six months ended June 30, 2004, the company determined that the $60.3 million distribution to the partners of Ceres previously reported as cash flows from investing activities should have been reported as cash flows from financing activities. As a result, the accompanying consolidated statement of cash flows for the six months ended June 30, 2004 has been restated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the matters discussed in Note 11 to the consolidated financial statements.

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

Total trading fees were $92.2 million in the second quarter of 2005, $20.0 million, or 28% more than in the second quarter of 2004. The average rate per contract traded in the second quarter of 2005 was $0.499, 10% more than the $0.455 average rate per contract traded in the second quarter of 2004. Total trading fees during the second quarter of 2005 grew at a greater rate than the 17% trading volume growth rate during the same period due to exchange fee increases initiated in January 2005 for certain trades on e-cbot. The 17% growth in trading volume accounted for 60% of the $20.1 million increase in trading fees with the 10% average rate per contract increase accounting for the remainder of the trading fee growth.

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

Net Cash Flows From Operating Activities

Net cash provided by operating activities totaled $68.0 million and $63.4 million for the six months ended June 30, 2005 and 2004 respectively. Cash provided by operations in 2005 primarily consisted of $39.0 million of net income adjusted for non-cash items such as $28.0 million of depreciation. Cash provided by operations in 2004 primarily consisted of $32.5 million of net income adjusted for non-cash items such as $22.3 million of depreciation and amortization.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities totaled $58.9 million and $18.6 million in the six months ended June 30, 2005 and 2004, respectively. Cash used for investing in 2005 consisted of capital expenditures of $19.6 million as well as $24.7 million of purchases of short-term investments and a $14.4 million increase in restricted cash related to the creation of the trust for funds held during the claims process of membership sales discussed previously. Cash used for investing in 2004 largely related to $11.6 million of capital expenditures.

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

Net Cash Flows Used in Financing Activities

Net cash used in financing activities totaled $10.6 million and $70.8 million for the first six months of 2005 and 2004, respectively. Cash used for financing in 2005 primarily related to $10.7 million of repayments of long-term debt. Cash used for financing in 2004 largely related to $60.3 million of liquidation payments to the limited partners of Ceres as well as $10.7 million of repayments of long-term debt. Ceres, which formerly conducted the electronic trading activities of the CBOT, was dissolved on December 31, 2003 and was liquidated in 2004 with its assets distributed to its partners in accordance with the terms of the Ceres limited partnership agreement.

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

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual amounts could differ from those estimates. Our 2004 audited financial statements and related notes include a summary of the critical accounting policies that we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2005.

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

In December 31, 2003, we ceased conducting our electronic trading business through our Ceres subsidiary. Ceres was dissolved on December 31, 2003 and liquidating distributions were made to the Ceres partners during 2004. In connection with the filing of our Form 10-Q for the six months ended June 30, 2005, our management determined to report these distributions as cash flows from investing activities and we have now determined that these distributions should have been reported as cash flows from financing activities. In addition, our management recently determined to correct our earnings per share data for the six and three month periods ended June 30, 2005, which is now calculated based upon the weighted average number of shares outstanding after completion of our restructuring on April 22, 2005 rather than the weighted average number of shares outstanding throughout the periods measured as previously presented. Subsequent to these determinations, we have restated our consolidated statement of cash flows for the six months ended June 30, 2004 and amended our Form 10-Q for the period ended June 30, 2005 to reflect this reclassification and correction to our earnings per share data for the six and three month periods ended June 30, 2005. In the third quarter of 2005, our management implemented additional review procedures designed to monitor the reporting of cash flow from investing activities and cash flow from financing activities and factors affecting the classifications in the consolidated statements of cash flow and earnings per share calculations.

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such dates, our disclosure controls and procedures were not effective at the reasonable assurance level because of the failure to classify the distributions to the Ceres partners as cash flows from financing activities and the incorrect calculation of our earnings per share data. However, based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such dates, these matters are the only areas in which our disclosure controls and procedures were not effective at the reasonable assurance level. These matters did not change any of the account balances on the consolidated statements of financial condition, consolidated statements of income or the cash flows from operating activities or the net increase (decrease) in cash and cash equivalents included in our consolidated financial statements for the six months ended June 30, 2004 included in our Form 10-Q for the six months ended June 30, 2005.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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