Form 10-Q
period 2005-09-30
CBOT HOLDINGS  INC
filed 2005-11-14
CIK 1161448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32650

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of November 11, 2005, there were issued and outstanding 52,806,929 shares of the registrant’s Class A common stock, par value $0.001 per share (consisting of 3,698,096 shares of unrestricted Class A common stock, 16,376,504 shares of Series A-1, Class A common stock, 16,353,171 shares of Series A-2, Class A common stock and 16,379,158 shares of Series A-3, Class A common stock).

CBOT HOLDINGS, INC.

FORM 10-Q — QUARTERLY REPORT

For the period ended September 30, 2005

- i -

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited, in thousands)

	December 31, 2004	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents:
Unrestricted	$91,165	$73,436
Held under deposit and membership transfers	14,262	862

Total cash and cash equivalents	105,427	74,298

Restricted cash	7,661	17,254
Short term investments	—	64,199
Accounts receivable—net of allowance of $4,352 and $4,721 in 2004 and 2005, respectively	34,556	38,310
Income tax receivable	1,557	—
Deferred income taxes	2,219	2,974
Prepaid expenses	20,542	21,114

Total current assets	171,962	218,149

Property and equipment:
Land	34,234	34,234
Buildings and equipment	320,295	328,992
Furnishings and fixtures	188,316	197,054
Computer software and systems	72,662	84,112
Construction in progress	13,702	11,440

Total property and equipment	629,209	655,832
Less accumulated depreciation and amortization	360,038	400,110

Property and equipment—net	269,171	255,722
Other assets—net	19,283	19,252

Total assets	$460,416	$493,123

LIABILITIES AND STOCKHOLDERS’ / MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$20,545	$14,960
Accrued clearing services	11,591	12,630
Accrued real estate taxes	7,623	9,595
Accrued payroll costs	6,031	5,568
Accrued exchange fee rebates	2,301	2,555
Accrued employee termination	403	302
Accrued liabilities	9,524	7,348
Funds held for deposit and membership transfers	14,262	17,230
Current portion of long-term debt	20,359	19,588
Income tax payable	—	1,764
Other current liabilities	249	322

Total current liabilities	92,888	91,862

Long-term liabilities:
Deferred income tax liabilities	28,484	23,468
Long-term debt	31,074	11,810
Other liabilities	14,379	13,412

Total long-term liabilities	73,937	48,690

Total liabilities	166,825	140,552

Stockholders’ / Members’ equity:
Common stock, $0.001 par value, 49,360 shares issued and outstanding	—	49
Additional paid-in capital	—	315,500
Retained earnings	—	37,022
Members’ equity	293,591	—

Total stockholders’ / members’ equity	293,591	352,571

Total liabilities and stockholders’ / members’ equity	$460,416	$493,123

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2005	2004	2005
Revenues:
Exchange fees	$156,555	$198,871	$49,675	$62,696
Clearing fees	54,832	63,863	18,609	20,027
Market data	48,118	55,117	16,119	18,289
Building	16,089	16,682	5,328	5,595
Services	9,465	11,444	3,133	4,230
Dues	9,315	—	—	—
Other	2,182	3,235	711	1,331

Total revenues	296,556	349,212	93,575	112,168

Expenses:
Clearing services	40,162	49,524	14,080	15,630
Contracted license fees	4,586	5,123	1,575	1,718
Salaries and benefits	52,820	54,662	16,923	18,127
Depreciation and amortization	33,757	41,189	11,507	13,144
Professional services	19,115	14,129	6,389	4,979
General and administrative expenses	14,638	15,516	5,511	5,427
Building operating costs	17,813	19,694	5,899	6,542
Information technology services	26,378	32,729	8,905	10,660
Programs	8,053	7,411	1,902	2,306
Interest	3,654	2,351	1,114	633
Litigation	—	4,000	—	—
Severance and related costs	387	277	(31)	113

Operating expenses	221,363	246,605	73,774	79,279

Income from operations	75,193	102,607	19,801	32,889
Income taxes
Current	26,793	49,165	9,957	15,586
Deferred	4,421	(5,771)	(2,120)	(2,521)

Total income taxes	31,214	43,394	7,837	13,065

Income before equity in unconsolidated subsidiary and minority interest in consolidated subsidiary	43,979	59,213	11,964	19,824

Equity in loss of unconsolidated subsidiary—net of tax	(373)	(367)	(121)	—
Minority interest in loss of consolidated subsidiary	1,100	—	323	—

Net income	$44,706	$58,846	$12,166	$19,824

Earnings per share (see note 3):
Basic		$0.75		$0.40
Diluted		$0.75		$0.40

Weighted average number of common stock shares
Basic		49,360		49,360
Diluted		49,360		49,360

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities:
Net income (loss)	$44,706	$58,846
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	33,757	41,189
Change in allowance for doubtful accounts	(234)	369
(Gain) / loss on foreign currency transaction	361	(1,582)
(Gain) / loss on sale or retirement of fixed assets	13	4
Deferred income taxes (benefit)	4,420	(5,771)
Minority interest in income (loss) of subsidiary	(1,100)	—
Equity in loss of unconsolidated subsidiary	621	613
Amortization of short term investment discounts	—	(137)
Changes in assets and liabilities:
Accounts receivable	1,046	(4,123)
Income tax receivable / payable	12,926	3,321
Prepaid expenses	(7,852)	(572)
Other assets	707	(726)
Accounts payable	(14,071)	(5,585)
Accrued clearing services	10,257	1,039
Accrued real estate taxes	870	1,972
Accrued payroll costs	(31)	(463)
Accrued exchange fee rebates	(1,812)	254
Accrued employee termination	(1,970)	(101)
Accrued liabilities	(3,723)	(2,176)
Funds held for deposit and membership transfers	993	2,968
Other current liabilities	3,695	73
Other long-term liabilities	(1,006)	(967)

Net cash flows from operating activities	82,573	88,445

Cash flows from investing activities:
Acquisition of property and equipment	(28,608)	(27,411)
Purchase of short term investments	—	(73,959)
Proceeds from short term investments	—	9,897
Restricted cash	(6,803)	(9,593)
Proceeds from sale of property and equipment	229	9
Investment in joint ventures	(323)	(198)

Net cash flows used in investing activities	(35,505)	(101,255)

Cash flows from financing activities:
Repayments of borrowings	(18,652)	(18,453)
Distribution to partners	(60,300)	—
Capital contributions from members	275	134

Net cash flows used in financing activities	(78,677)	(18,319)

Net increase (decrease) in cash and cash equivalents	(31,609)	(31,129)
Cash and cash equivalents—beginning of period	142,666	105,427

Cash and cash equivalents—end of period	$111,057	$74,298

Cash paid for:
Interest	$3,346	$2,386

Income taxes (net of refunds)	$13,619	$45,637

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Members’ Equity	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance—January 1, 2005			293,591			$293,591
Net income			58,846			58,846
Capital contributions			134			134
Allocation of members’ equity and pre-demutualization income			(352,571)	315,549	37,022	—
Issuance of stock to members in demutualization	49,360	49		(49)		—

Balance—September 30, 2005	49,360	$49	$—	$315,500	$37,022	$352,571

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 and 2005

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared by CBOT Holdings, Inc. (together with its subsidiaries, “CBOT Holdings”) pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows of CBOT Holdings as of September 30, 2005 have been made. Results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 2004 included in the CBOT Holdings Amended Special Financial Report under Rule 15d-2 for the year ended December 31, 2004. The accompanying unaudited consolidated financial statements include the accounts of CBOT Holdings, its direct, wholly owned subsidiary, the Board of Trade of the City of Chicago, Inc. (the “CBOT”), and its indirect, wholly owned subsidiary, Electronic Chicago Board of Trade, Inc., which held a controlling general partner interest in Ceres Trading Limited Partnership (“Ceres”). Ceres was dissolved on December 31, 2003 and was liquidated during 2004. The CBOT holds an approximate 9% interest in a joint venture called OneChicago, LLC (“OneChicago”). CBOT Holdings accounts for its interest in OneChicago under the equity method. The investment has a carrying value of zero as the losses recognized exceed the total amount invested. CBOT Holdings has no capital obligations to OneChicago. All significant inter-company balances and transactions have been eliminated in consolidation.

Business — The primary business of CBOT Holdings is the operation through its wholly owned subsidiary, CBOT, of a marketplace for the trading of commodity, financial and equity index futures contracts, as well as options on futures contracts. The CBOT offers side-by-side trading of its products across both electronic trading and open-auction platforms. The CBOT’s market participants include many of the world’s largest banks, investment firms and commodities producers and users. Other market users include financial institutions, such as public and private pension funds, mutual funds, hedge funds and other managed funds, insurance companies, corporations, commercial banks, professional independent traders and retail customers.

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

Use of Estimates — The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America required management to make estimates and assumptions that affected the reported amounts in the financial statements, such as estimates for bad debts, exchange fee rebates, real estate taxes and assumptions used for the calculation of pension and other postretirement benefit plan costs. Actual amounts could differ from such estimates.

Prior Year Reclassifications — Certain reclassifications have been made of prior period amounts to conform to current period presentation. Previously, the CBOT reported its equity in the loss of an unconsolidated subsidiary as part of operating expense. These losses are now reported as an adjustment to income after taxes. Also, restricted cash activity, which was previously shown as cash flows from operating activities is now shown as cash flows from investing activities, resulting in an increase of $6.8 million in both net cash flows from operating activities and net cash flows used in investing activities for the nine months ended September 30, 2004.

2. RESTRUCTURING TRANSACTIONS

On April 22, 2005, the CBOT completed a strategic restructuring that changed the CBOT from a nonstock, not-for-profit company with members to CBOT Holdings, a stock, for-profit company with stockholders and the CBOT, a nonstock, for-profit exchange subsidiary with members. This type of transaction is sometimes called a demutualization.

As a result of the completion of these restructuring transactions, CBOT Holdings received the sole Class A membership in the CBOT, which entitles CBOT Holdings to the exclusive right to receive all dividends and distributions from the CBOT, including proceeds upon liquidation. CBOT members received an aggregate of 49,359,836 shares of Class A common stock of CBOT Holdings and one of the five series of Class B memberships in the CBOT, which entitled the holder to certain trading rights and privileges at the CBOT. CBOT Holdings currently has authorized 200,000,000 shares of Class A common stock, one share of Class B common stock and 20,000,000 shares of preferred stock.

Upon completion of the restructuring, members’ equity, which represented cumulative earnings prior to the demutualization, was reclassified to common stock and additional paid-in capital of CBOT Holdings. Earnings subsequent to the demutualization were reflected as retained earnings of CBOT Holdings. Current year earnings were allocated between the pre and post restructuring periods based primarily on the number of trading days in each period.

The restructuring transactions were treated similar to a reorganization of entities under common control. Under this method no gain or loss was recognized and the book value of assets and liabilities of the CBOT carried over to the books of CBOT Holdings at their same recorded amounts.

3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all Class A common stock outstanding for each reporting period. Diluted earnings per share, when applicable, is computed by reflecting the increase in the outstanding number of shares of Class A common stock if stock options or restricted stock awards were exercised or converted into common stock. No stock options or restricted stock awards have been issued by CBOT Holdings as of September 30, 2005 (See Note 11 for information regarding stock awards made subsequent to September 30, 2005). Income used in the calculation of earnings per share for the nine months ended September 30, 2005, only includes earnings allocated to the period after April 22, 2005, the date of the demutualization described in Note 2. Weighted average number of shares used in the calculation is based on the average number of shares outstanding after April 22, 2005 rather than the entire reporting period. Earnings per share are calculated as follows (in thousands, except per share data):

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
Net income allocated to post-restructuring period	$37,022	$19,824

Weighted average number of Class A common stock shares:
Basic	49,360	49,360
Diluted	49,360	49,360

Earnings per share:
Basic	$0.75	$0.40
Diluted	0.75	0.40

4. RESTRICTED CASH

CBOT Holdings has cash deposits that under their terms cannot be withdrawn without prior notice or penalty. Such restricted cash consisted of the following (in thousands):

	December 31, 2004	September 30, 2005
Escrow for funds held for membership transfers	$—	$16,397
Escrow for litigation settlement	4,005	—
Forward contract collateral	3,590	765
Escrow for Ceres liquidation	66	92

Total	$7,661	$17,254

5. MARKETABLE SECURITIES

CBOT Holdings has short-term investments in U.S. Treasury securities and has the ability and the intent to hold them until maturity. These securities are debt securities classified as held-to-maturity and are recorded at amortized cost pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Held-to-maturity debt securities with maturities of 90 days or less at the date of purchase are classified as cash and cash equivalents and held-to-maturity debt securities with maturities between 91 days and one year are classified as short-term investments in current assets. Held-to-maturity debt securities classified as short-term investments consisted of the following (in thousands):

September 30, 2005
Held-to-maturity securities—less than one year maturity:
Amortized cost	$64,199
Gross unrealized holding gains	193

Aggregate fair value	$64,392

6. DEBT

Long-term debt at December 31, 2004 and September 30, 2005 consisted of the following (in thousands):

	December 31, 2004	September 30, 2005
Senior notes, due in 2007	$32,144	$21,430
Financing agreement	19,289	9,968

	51,433	31,398
Less current portion	20,359	19,588

Total	$31,074	$11,810

In the first quarter of 2005, an annual principal repayment of $10.7 million was made on the senior notes. In the third quarter of 2005, a scheduled principal repayment of $7.7 million was made under a financing agreement with Liffe Administration and Management (which was subsequently assigned to Atos Euronext Market Solutions). Obligations under the financing agreement are denominated in pounds sterling but converted into U.S. dollars using currency exchange rates in effect on each balance sheet date.

7. BENEFIT PLANS

Substantially all employees of CBOT Holdings are covered by a non-contributory, defined benefit pension plan. The benefits payable under this plan are based primarily on the years of service and the employees’ average compensation levels. CBOT Holdings’ funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. CBOT Holdings has not contributed to its pension plan during the nine months ended September 30, 2005 and does not expect to make a contribution by December 31, 2005. The plan assets are primarily invested in marketable debt and equity securities. The measurement date of plan assets and obligations is December 31.

The components of net periodic benefit cost are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2005	2004	2005
Service cost	$1,711	$1,918	$530	$640
Interest cost	1,475	1,633	457	544
Expected return on plan assets	(1,629)	(2,202)	(504)	(734)
Net amortization:
Unrecognized prior service cost	2	2	—	1
Unrecognized net loss	614	579	190	193

Net periodic benefit cost	$2,173	$1,930	$673	$644

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

The components of net periodic benefit cost are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2005	2004	2005
Service cost	$347	$408	$216	$129
Interest cost	443	473	276	149
Net amortization:
Transition liability	84	95	52	30
Unrecognized net loss	136	91	85	29

Net periodic benefit cost	$1,010	$1,067	$629	$337

8. FOREIGN CURRENCY FORWARD CONTRACTS

CBOT Holdings currently utilizes foreign currency forward contracts, which are designated as fair value hedges, that are intended to offset the effect of exchange rate fluctuations on certain payment obligations denominated in pounds sterling. These contracts had notional amounts approximating $41.6 million (24.4 million pounds sterling) at September 30, 2005. Gains and losses on these hedge instruments, as well as the gains and losses on the underlying hedged item, are recognized currently in general and administrative expense. There were no gains or losses recorded on these fair value hedges related to hedge ineffectiveness.

CBOT Holdings also utilizes foreign currency forward contracts that are intended to offset the effect of exchange rate fluctuations on debt that is denominated in pounds sterling. These contracts, which are not designated as hedges under FASB Statement No. 133, had notional amounts approximating $9.7 million (5.7 million pounds sterling) at September 30, 2005. Gains and losses on these instruments, as well as the gains and losses on revaluing the recorded debt, are recognized currently in general and administrative expense and were insignificant to the nine month periods ended September 30, 2005 and 2004.

9. LITIGATION

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

On December 12, 2003, the CBOT filed in the U.S. District Court for the District of Columbia a motion to dismiss the amended complaint and a motion to transfer the action to the U.S. District Court for the Northern District of Illinois. On September 2, 2004, the United States District Court for the District of Columbia granted the CBOT’s motion to transfer the case to the United States District Court for the Northern District of Illinois. The court denied the CBOT’s motion to dismiss as moot in light of its ruling on the transfer motion. Eurex filed a second amended complaint in the Northern District of Illinois in late March 2005. In addition to the allegations in Eurex’s previous complaints, that complaint alleges, among other things, that the CBOT engaged in predatory pricing and, together with the CME, engaged in a campaign to block regulatory approval of the Eurex proposed Global Clearing Link between the Clearing

Corporation, Eurex’s U.S. clearing house in Chicago and Eurex Clearing in Frankfurt. On June 6, 2005, the CBOT and CME filed a joint motion to dismiss the second amended complaint, which the court denied on August 22, 2005.

CBOT Holdings’ management believes that the ultimate outcome of this proceeding will not have a material adverse effect on the CBOT Holdings’ financial position, results of operations or cash flows.

10. OPERATING SEGMENTS

Management has identified two reportable operating segments: exchange trading and real estate operations. The exchange trading segment primarily consists of revenue and expenses from both open-auction trading activities and electronic trading activities, as well as from the sale of related market data to vendors. The real estate operations segment consists of revenue and expenses from renting and managing the real estate owned by CBOT Holdings. CBOT Holdings allocates certain indirect expenses to each operating segment. CBOT Holdings derives revenues from foreign based customers but it is not practicable to calculate the amount of such revenues.

CBOT Holdings evaluates operating segment performance based on revenues and income from operations. Intercompany transactions between segments have been eliminated. The accounting principles used for segment reporting are the same as those used for consolidated financial reporting. A summary by operating segment follows for the three and nine months ended September 30, 2004 and 2005 (in thousands):

	Nine Months Ended September 30, 2004				Nine Months Ended September 30, 2005
	Exchange Trading	Real Estate Operations	Eliminations	Totals	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$156,555			$156,555	$198,871			$198,871
Clearing fees	54,832			54,832	63,863			63,863
Market data	48,118			48,118	55,117			55,117
Building		16,089		16,089		16,682		16,682
CBOT space rent		19,388	(19,388)	—		19,642	(19,642)	—
Services	9,465			9,465	11,444			11,444
Members’ dues	9,315			9,315	—			—
Other	2,182			2,182	3,235			3,235

Total revenues	$280,467	$35,477	$(19,388)	$296,556	$332,530	$36,324	$(19,642)	$349,212

Depreciation and amortization	$23,310	$10,447		$33,757	$30,059	$11,130		$41,189

Income from operations	$73,802	$1,391		$75,193	$102,934	$(327)		$102,607

Total assets	$265,915	$181,725		$447,640	$308,199	$184,924		$493,123

Capital expenditures	$24,078	$4,530		$28,608	$18,663	$8,748		$27,411

	Three Months Ended September 30, 2004				Three Months Ended September 30, 2005
	Exchange Trading	Real Estate Operations	Eliminations	Totals	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$49,675			$49,675	$62,696			$62,696
Clearing fees	18,609			18,609	20,027			20,027
Market data	16,119			16,119	18,289			18,289
Building		5,328		5,328		5,595		5,595
CBOT space rent		6,463	(6,463)	—		6,548	(6,548)	—
Services	3,133			3,133	4,230			4,230
Other	711			711	1,331			1,331

Total revenues	$88,247	$11,791	$(6,463)	$93,575	$106,573	$12,143	$(6,548)	$112,168

Depreciation and amortization	$7,952	$3,555		$11,507	$9,363	$3,781		$13,144

Income from operations	$19,422	$379		$19,801	$32,903	$(14)		$32,889

Total assets	$265,915	$181,725		$447,640	$308,199	$184,924		$493,123

Capital expenditures	$14,788	$2,243		$17,031	$6,148	$1,629		$7,777

11. SUBSEQUENT EVENTS

Initial Public Offering

On October 24, 2005, CBOT Holdings completed an initial public offering of its Class A common stock. CBOT Holdings sold 2,940,486 shares of its Class A common stock and certain selling stockholders sold 251,003 shares of Class A common stock held by them. The initial public offering price was $54.00 per share. In addition, CBOT Holdings also sold 478,723 shares of its Class A common stock pursuant to the exercise in full by the underwriters of their over-allotment option. CBOT Holdings did not receive any of the proceeds from the shares of Class A common stock sold by the selling stockholders. Net proceeds, which are the gross proceeds to CBOT Holdings less underwriting discounts and commissions and estimated offering expenses, from the initial public offering, including shares sold pursuant to the over-allotment option, were approximately $170.4 million. CBOT Holdings intends to use these net proceeds for general corporate purposes, including for development of its technology infrastructure and financing possible acquisitions and investments. The number of shares of Class A common stock outstanding immediately after this offering was 52,806,929 and includes a total of 27,884 shares of Class A common stock granted under the CBOT Holdings’ 2005 Long-Term Equity Incentive Plan to its President and Chief Executive Officer, its directors and a special advisor to its board of directors upon completion of the offering.

Stock Compensation

Upon the completion of CBOT Holdings’ initial public offering, various stock grants and non-qualified stock option awards were made to certain members of management, directors and a special advisor to the board of directors of CBOT Holdings. A total of 27,884 shares of Class A common stock were granted with 7,884 of these shares vesting immediately upon grant and 20,000 of these shares vesting in two equal installments on the second and fourth anniversaries of the grant date. Non-qualified options to purchase a total of 220,000 shares of Class A common stock were also granted. These options have vesting criteria based upon service periods as well as upon the market performance of shares of CBOT Holdings’ Class A common stock. CBOT Holdings intends to early adopt Statement of Financial Accounting Standards No. 123(R) (“FAS 123R”) for stock-based compensation, as of October 1, 2005. As a result, beginning in the fourth quarter of 2005, CBOT Holdings will record the fair value of stock awards as compensation expense over the relevant vesting periods, as prescribed by FAS 123R.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Through our exchange subsidiary, Chicago Board of Trade (the CBOT), we operate a marketplace for the trading of interest rate, agriculture, equity index and metal futures contracts, as well as options on futures contracts. We offer side-by-side trading of certain products across both electronic trading and open-auction platforms with leading technology infrastructure, which we believe provides unique trading opportunities by offering deep liquidity coupled with transparency that affords all market participants the ability to compete openly for outstanding orders. Our market participants include many of the world’s largest banks, investment firms and commodities producers and users. Other market users include financial institutions, such as public and private pension funds, mutual funds, hedge funds and other managed funds, insurance companies, corporations, commercial banks, professional independent traders and retail customers.

We derive a substantial portion of our revenue from exchange fees relating to the trading in our markets, which accounted for 57% of total revenue in the first nine months of 2005. In addition, we derive revenue from clearing fees generated from trading in our markets and from the sale of market data related to trading in our markets, which accounted for 18% and 16%, respectively of total revenue in the first nine months of 2005. We also own and operate three office buildings in the City of Chicago, which accounted for 5% of total revenue for the first nine months of 2005.

Our long-term goal is to enhance stockholder value by capturing a greater share of the global derivatives trading volume and increasing our operating margin. To increase volume we seek to continue to develop and promote contracts designed to satisfy the evolving trading, hedging and risk management needs of our market participants worldwide. We also seek to introduce new technology and functionality to enhance the distribution, accessibility, liquidity and usability of our products. To increase our operating margin, our goal is to carefully control baseline expenses, increase contract volume on existing benchmark products, develop new products and expand the use of market data and other services.

For the first nine months of 2005 versus the same period of 2004, revenue grew by 18% and operating margin grew from 25% to 29%. These results were due in part to an increase in trading volume of 17% and an increase in exchange fee rates implemented in January 2005, and were offset by the absence of $9.3 million of member dues received in the first half of 2004 and by $4.0 million of litigation expense realized in the second quarter of 2005.

On April 22, 2005, we completed a series of restructuring transactions that converted our organization from the CBOT, a nonstock, not-for-profit company with members, into CBOT Holdings, a stock, for-profit holding company with stockholders and CBOT, a nonstock, for-profit exchange subsidiary with members. This type of transaction is sometimes called a demutualization. As a result of the restructuring transactions, members of CBOT became stockholders of CBOT Holdings and members of the CBOT exchange subsidiary.

On October 24, 2005, we completed an initial public offering of our Class A common stock. We sold 2,940,486 shares of our Class A common stock and certain selling stockholders sold 251,003 shares of Class A common stock held by them. The initial public offering price was $54.00 per share. In addition, we also sold 478,723 shares of our Class A common stock pursuant to the exercise in full by the underwriters of their over-allotment option. We did not receive any of the proceeds from the shares of Class A common stock sold by the selling stockholders. Net proceeds, which are the gross proceeds to CBOT Holdings less underwriting discounts and commissions and estimated offering expenses, from the initial public offering, including shares sold pursuant to the over-allotment option, were approximately $170.4 million. We intend to use these net proceeds for general corporate purposes, including for development of our technology infrastructure and financing possible acquisitions and investments. The number of shares of Class A common stock outstanding immediately after this offering was 52,806,929 and includes a total of 27,884 shares of Class A common stock granted under the CBOT Holdings’ 2005 Long-Term Equity Incentive Plan to our President and Chief Executive Officer, our directors and a special advisor to our board of directors upon completion of the offering.

The following is a summary discussion of certain aspects of our business that are important to understanding our financial condition, results of operation and cash flows:

Exchange Fees

Our largest source of operating revenues is exchange fee revenue. Exchange fee revenue is a function of three variables: (1) exchange fee rates, determined for the most part by contract type, trading venue and membership/customer status; (2) trading volume; and (3) transaction mix between contract type, trading venue and membership customer status. Because our exchange fee rates are assessed on a per transaction basis, our exchange fee revenues are directly correlated to the volume of contracts traded on our markets. While exchange fee rates are established by us, trading volume and transaction mix are primarily influenced by factors outside our control. These external factors include: price volatility in the underlying commodities or equities, interest rate or inflation volatility, changes in U.S. government monetary or fiscal policies, agricultural or trade policies, weather conditions in relation to agricultural commodities, and national and international economic and political conditions.

Derivatives exchanges have experienced increased trading volume in recent years. According to industry sources, total global volume for listed futures and options on futures was 3.4 billion, 3.9 billion and 3.4 billion contracts traded in 2003, 2004 and the first nine months of 2005, respectively, representing year over year growth of 16% during 2004 and 13% during the first nine months of 2005. We have also experienced increases in trading volume over the last several years. Our total volume was 454.6 million, 600.0 million and 523.2 million contracts traded in 2003, 2004 and the first nine months of 2005, respectively, representing annual growth of 32% in 2004 and 17% during the first nine months of 2005. Trading volume levels in 2003, 2004 and the first nine months of 2005 were each consecutive CBOT record highs for the respective time periods.

The following chart summarizes trading volume across the different categories of products traded at the CBOT, illustrates the portion of total trading volume executed on our electronic trading platform, e-cbot powered by LIFFE Connect®, and highlights total trading fees, average rate per contract traded, total volume-based expenses and average volume-based expense per contract traded for the nine and three months ended September 30, 2004 and 2005 (in thousands, except per contract rates):

	Nine Months Ended September 30,						Three Months Ended September 30,
Trading Volume	2004		2005		Change	% Change	2004		2005		Change	% Change
	Total	% of Total	Total	% of Total			Total	% of Total	Total	% of Total
Interest Rate	361,633	81%	431,164	82%	69,531	19%	126,294	83%	135,900	82%	9,606	8%
Agriculture	66,783	15%	71,033	14%	4,250	6%	18,900	12%	22,423	14%	3,523	19%
Equity Index	17,678	4%	20,328	4%	2,650	15%	6,126	4%	6,608	4%	482	8%
Metals, Energy & Other	458	0%	696	0%	238	52%	150	0%	289	0%	139	93%

Total	446,552	100%	523,221	100%	76,669	17%	151,470	100%	165,220	100%	13,750	9%

e-cbot Volume	253,162	57%	335,280	64%	82,118	32%	91,295	60%	109,223	66%	17,928	20%
Trading Fees (1)	$211,387		$262,734		$51,347	24%	$68,284		$82,723		$14,439	21%
Average Rate per Contract (2)	$0.473		$0.502		$0.029	6%	$0.451		$0.501		$0.050	11%
Volume-based expenses (3)	$44,748		$54,647		$9,899	22%	$15,655		$17,348		$1,693	11%
Volume-based expenses per Contract (4)	$0.100		$0.104		$0.004	4%	$0.103		$0.105		$0.002	2%

(1)	Comprised of total exchange and clearing fee revenue.
(2)	Represents total trading fees divided by total reported trading volume.
(3)	Comprised of clearing services and contracted license fees.
(4)	Represents volume-based expense divided by total reported trading volume.

Nine Month Volume Growth:

Year-to-date growth in our trading volume is largely attributable to growth in trading volume of our interest rate products. Interest rate products primarily consist of our U.S. Treasury complex, which includes contracts on 30-year U.S. Treasury bonds, 10, 5, and 2-year Treasury notes, as well as 30-Day Federal Funds. Agriculture and equity index products also contributed modestly to our recent trading volume growth.

Some factors that we believe affected year to date trading volume growth in contracts on U.S. Treasury securities include expanded distribution of direct connections to e-cbot, increased educational programs on our U.S. Treasury complex, and new volume-driving market making programs on e-cbot for certain U.S. Treasury contracts. The growth in trading volume in our agriculture products we believe was largely the result of the drought-like weather experienced in many of the Midwestern states this spring and summer. Our equity index growth we believe is due to marketing efforts around those products as well as from liquidity provided by electronic market makers.

Three Month Volume Growth:

Our trend of volume growth continued in the third quarter of 2005, but at a slower rate of growth than in the recent past. Volume growth exhibited in our agricultural complex resulted from drought-like weather experienced in many of the Midwestern states this summer. The rate of volume growth in our financial complex slowed somewhat in the quarter. We attribute the reduced growth rate to low levels of interest rate volatility on the longer end of the yield curve, which tends to reduce trading in our benchmark U.S. Treasury products, and a decreased market focus on long-term instruments as the yield curve remained relatively flat.

While not certain, we expect that the factors that contributed to recent volume increases in contracts on interest rate and equity index contracts will continue to contribute to future volume levels. Therefore, if these same factors continue to exist, we may experience increases in contract trading volume. However, additional factors may arise that could offset future increases in contract trading volume or result in a decline in contract trading volume, such as new or existing competition or other events. Accordingly, you should understand that our recent contract trading volume history may not be an indicator of future contract trading volume results.

Operating Expenses

Our expenses are generally incurred to support our electronic trading and open-auction platforms, and to a lesser extent, our building operations. We consider some of our expenses to be volume-based, meaning they are primarily based on trading volume levels and will therefore vary directly with trading activity. Others we consider to be baseline expenses, meaning they are generally fixed and independent of trading volume. Volume-based expenses include clearing services and license fees. Baseline expenses consist of expenses such as salaries and benefits, depreciation and amortization, information technology, professional services and general and administrative expenses. For the nine months ended September 30, 2005, baseline costs represented about 76% of total operating expenses.

Segments

We have identified two reportable operating segments: exchange trading and real estate operations. The exchange trading segment primarily consists of revenue and expenses from both the electronic trading and open-auction platforms, as well as from the sale of related market data to vendors and from clearing services. The real estate operations segment consists of revenue and expenses from renting and managing our real estate. We allocate indirect expenses to each operating segment. The revenue and income attributable to the real estate operations segment is a small percent of total revenues and income. We identify the real estate operations as a reportable segment primarily because of the amount of assets attributable to the real estate operations due to owning building space in the City of Chicago. The following discussion of the results of operations primarily focuses on the exchange trading segment, with discussion of the real estate operations being made only when it is significant.

Results of Operations

Nine and three months ended September 30, 2005 compared to nine and three months ended September 30, 2004

Net Income

Net income for the first nine months of 2005 was $58.8 million, 32% higher than net income for the first nine months of 2004. This growth was primarily a result of a $52.7 million increase in revenues in the first nine months of 2005 and baseline expenses growing at a slower rate than revenue during the same period.

Net income for the third quarter of 2005 was $19.8 million, 63% higher than net income for the third quarter of 2004. This growth was primarily a result of a $18.6 million increase in revenues in the third quarter of 2005 and managing baseline expense growth to roughly one-third the level of revenue growth during the same period.

Revenues

Revenues for the first nine months of 2005 increased 18%, or $52.7 million, to $349.2 million compared to the first nine months of 2004. Higher trading volume contributed $36.3 million to the increase along with $15.0 million in exchange fee price increases and $6.3 million in price increases for market data real time quotes added in January 2005. The first nine months of 2004 also included member dues of $9.3 million.

Revenues for the third quarter of 2005 increased 20%, or $18.6 million, to $112.2 million compared to the third quarter of 2004 due to higher trading volume, exchange fee price increases and price increases for market data real time quotes, with each contributing $6.2 million, $8.2 million and $2.0 million, respectively, to the overall quarterly revenue increase.

The following chart provides revenues by source for the nine months and quarters ended September 30, 2004 and 2005 (in thousands):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2004	2005	% Change	2004	2005	% Change
Exchange fees	$156,555	$198,871	27%	$49,675	$62,696	26%
Clearing fees	54,832	63,863	16%	18,609	20,027	8%

Trading fees	211,387	262,734	24%	68,284	82,723	21%

Market data	48,118	55,117	15%	16,119	18,289	13%
Building	16,089	16,682	4%	5,328	5,595	5%
Services	9,465	11,444	21%	3,133	4,230	35%
Dues	9,315	—	-100%	—	—	—
Other	2,182	3,235	48%	711	1,331	87%

Total revenues	$296,556	$349,212	18%	$93,575	$112,168	20%

The following table provides trading fees, which include exchange and clearing fees, per reported contract traded at the product and platform levels:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2004	2005	% Change	2004	2005	% Change
Interest Rate	$0.434	$0.473	9%	$0.417	$0.469	12%
Agriculture	$0.664	$0.638	-4%	$0.637	$0.631	-1%
Equity Index	$0.547	$0.627	15%	$0.564	$0.672	19%
Metals, Energy & Other	$0.856	$1.191	39%	$0.848	$1.360	60%

Total	$0.473	$0.502	6%	$0.451	$0.501	11%

e-cbot	$0.355	$0.403	14%	$0.330	$0.411	25%
open-auction	$0.507	$0.487	-4%	$0.490	$0.485	-1%
off-exchange	$1.714	$2.214	29%	$1.880	$2.117	13%

The average rate per contract traded, which is total trading fees divided by total reported trading volume, in the first nine months of 2005 was $0.502, 6% more than the $0.473 average rate per contract traded in the first nine months of 2004. The average rate per contract traded in the third quarter of 2005 was $0.501, 11% more than the $0.451 average rate per contract traded in the third quarter of 2004. The average rate per contract traded increased in the current year for both the nine month period and the third quarter due to exchange fee increases initiated in January 2005 for certain trades on e-cbot (mainly for U.S. Treasury products traded on e-cbot). We regularly evaluate exchange fees that we charge on all types of trades and may increase or decrease exchange fees in the future. For example, we increased exchange fees on various products including contracts on U.S. Treasury securities, and mini-sized DowSM, metals, interest rate and agricultural products traded on e-cbot, effective October 1, 2005. If product, customer and trading venue mix in the fourth quarter of 2005 is similar to the third quarter of 2005, we expect that this fee change will increase our average rate per contract in the fourth quarter of 2005 by approximately 7 to 10% from the third quarter of 2005.

Revenues from member dues were zero in the first nine months of 2005 compared to $9.3 million in the prior year period. In January 2004, the board of directors of the CBOT assessed its members dues in order to provide the CBOT with adequate funds to meet increased financial demands associated with competitive pressures. The need for an additional dues assessment was evaluated by the board of directors of the CBOT in July 2004, at which time it was decided that an additional dues assessment was unnecessary. The board of directors reevaluated this decision in October 2004 and decided to rescind the January 2004 dues assessment. This rescission of dues assessment was completed in the fourth quarter of 2004. It is not anticipated that dues will be assessed to CBOT members in the foreseeable future.

Operating Income

Income from operations increased 36%, or $27.4 million, in the first nine months of 2005. Operating income from the exchange trading segment increased $29.1 million from the prior year period, whereas operating income from the real estate operations segment decreased $1.7 million to a loss of $0.3 million in the first nine months of 2005.

Income from operations increased 66%, or $13.1 million, in the third quarter of 2005. Operating income from the exchange trading segment increased $13.5 million from the prior year third quarter, whereas operating income from the real estate operations segment decreased $0.4 million to no income in the third quarter of 2005.

The exchange trading segment increases for the year-to-date and quarter periods were largely the result of trading volume increases combined with exchange fee and market data price increases, as well as moderate baseline expense growth. The real estate operations segment decreases were primarily the result of rising real estate taxes and allocated overhead, as well as relatively flat building lease revenues.

Expenses

Operating expenses increased 11% in the first nine months of 2005 compared to the first nine months of 2004. Operating expenses as a percent of total revenues decreased from 75% in 2004, to 71% in 2005, thereby raising the operating margin to 29% in 2005 from 25% in 2004, with current year results including the $4.0 million in litigation expenses resulting from the final payment under the settlement agreement entered into by the CBOT to settle litigation brought by certain Associate, GIM, IDEM and COM members of the CBOT related to the proposed allocation of equity in connection with the restructuring of the CBOT.

Operating expenses increased 7% in the third quarter of 2005 compared to the third quarter of 2004. Operating expenses as a percent of total revenues decreased from 79% in 2004, to 71% in 2005, thereby raising the operating margin to 29% in the third quarter of 2005 from 21% in the third quarter of 2004.

The following chart illustrates operating expenses and income from operations in total and as a percent of total revenues for the nine and three months ended September 30, 2004 and 2005:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2004	2005	% Change	2004	2005	% Change
Total revenues	$296,556	$349,212	18%	$93,575	$112,168	20%
Expenses:
Clearing services	40,162	49,524	23%	14,080	15,630	11%
Contracted license fees	4,586	5,123	12%	1,575	1,718	9%

Volume-based expenses	44,748	54,647	22%	15,655	17,348	11%
Salaries and benefits	52,820	54,662	3%	16,923	18,127	7%
Depreciation and amortization	33,757	41,189	22%	11,507	13,144	14%
Professional services	19,115	14,129	-26%	6,389	4,979	-22%
General and administrative expenses	14,638	15,516	6%	5,511	5,427	-2%
Building operating costs	17,813	19,694	11%	5,899	6,542	11%
Information technology services	26,378	32,729	24%	8,905	10,660	20%
Programs	8,053	7,411	-8%	1,902	2,306	21%
Interest	3,654	2,351	-36%	1,114	633	-43%

Baseline expenses	176,228	187,681	6%	58,150	61,818	6%
Litigation	—	4,000	n/a	—	—	—
Severance and related costs	387	277	-28%	(31)	113	-465%

Other expenses	387	4,277	1005%	(31)	113	-465%
Operating expenses	221,363	246,605	11%	73,774	79,279	7%

Income from operations	$75,193	$102,607	36%	$19,801	$32,889	66%

	As a % of Revenue			As a % of Revenue
Volume-based expenses	15%	16%		17%	15%
Baseline expenses	59%	54%		62%	55%
Other expenses	0%	1%		0%	0%

Operating expenses	75%	71%		79%	71%
Operating Margin	25%	29%		21%	29%

Volume-based Expenses

Volume-based expenses increased $9.9 million, or 22%, in the first nine months of 2005 versus the first nine months of 2004 and $1.7 million, or 11%, in the third quarter of 2005 versus the third quarter of 2004. Since these expenses are tied to our trading volume, we expect increases in volume-based expenses during periods of trading volume growth such as experienced in both the nine and three month periods ended September 30, 2005. However, these volume-based expenses were relatively flat as a percent of total revenues. Also, the average volume-based expense per contract was generally consistent at $0.100 to $0.105 per contract. We expect that volume-based expenses will continue to average between $0.105 and $0.110 in the immediate future.

The average rate per cleared trade that we paid for clearing services in the first nine months of 2005 was higher than the rate paid in the first nine months of 2004 due to the lapse of negotiated clearing service fee reductions available to us in 2004 that did not continue into 2005. This increase in the average rate in the first nine months of 2005 accounted for the fact that volume-based expenses grew at a rate of 22% during such period whereas the trading volume growth rate was only 17% during such period.

Baseline Expenses

Baseline expenses increased $11.5 million, or 6%, in the first nine months of 2005 versus the first nine months of 2004 and $3.7 million, or 6%, in the third quarter of 2005 versus the third quarter of 2004. In the first nine months of 2005, these expenses decreased to 54% of total revenues from 59% of total revenues in the prior year period. For the third quarter of 2005, baseline expenses fell to 55% of total revenues from 62% in the third quarter of 2004. By managing the increases in baseline expenses, our revenue growth caused our operating margin to rise to 29% in both the nine and three month periods ended September 30, 2005, from 25% in the first nine months of 2004 and from 21% in the third quarter of 2004. Although there can be no assurances in this regard, we currently expect baseline expenses in the fourth quarter to be about $66 to $69 million, including estimated non-cash stock compensation expense of about $2 to $3 million. Our estimate of non-cash stock compensation expense in the fourth quarter increased from the $1.8 million to $2.0 million range disclosed in connection with our earnings release as a result of refinements to our calculation methodology.

Within baseline expenses, depreciation and amortization increased $7.4 million in the first nine months of 2005 versus the same period of 2004 and expenses related to information and technology services increased $6.4 million over the same periods. These increases were offset to a degree by decreased professional services of $5.0 million in the first nine months of 2005 versus the prior year. These fluctuations primarily relate to our investment strategy as to the technology supporting our electronic and open-auction trading platforms.

Depreciation and amortization charges increased 22%, to $41.2 million in the first nine months of 2005. The increase was primarily the result of assets placed into service since the third quarter of 2004. Specifically, additional depreciation of approximately $4.6 million was recorded on software and equipment for various technological enhancements to the electronic and open-auction trading platforms. Various building improvements and projects finished since September of last year led to about $0.6 million of additional depreciation.

Information technology services expense increased 24%, to $32.7 million in the first nine months of 2005. The increase was primarily the result of $3.4 million of increased maintenance charges for our hardware and software systems on the technology supporting our trading platforms. Also, costs associated with connections to our electronic trading system increased $2.6 million as we continued to add more customers to our electronic platform.

Professional services expense decreased 26%, to $14.1 million in the first nine months of 2005. The largest variance in professional services was a decrease of $5.7 million in costs for consultants and programmers primarily used for modifications to our various trading technologies. Consultant expenses were higher in 2004 as we did not have adequate staffing levels to coordinate and implement all of our technology projects in a timely fashion. We have since added a modest amount of technology staff which requires less use of costlier consultant assistance. We continuously monitor our staffing needs and strive to utilize an appropriate level of both employee and consulting staff.

Other Expenses

Litigation settlement expense of $4.0 million was recognized in the second quarter of 2005. This represents the final payment made to plaintiffs’ lawyers in a settlement agreement made to settle the lawsuit brought by certain Associate, GIM, IDEM and COM members of the CBOT relating to the proposed allocation of equity in the restructuring of the CBOT. No further payments by the CBOT are required under the settlement agreement.

Income Taxes

The effective income tax rate for each of the first nine months of 2005 and 2004 was 42%, which is higher than our 40% combined federal and state statutory tax rate. The effective tax rate was higher than our statutory rate in 2005 because of the $4.0 million litigation settlement expense which is not deductible for tax purposes, as well as approximately $2.5 million of costs related to our restructuring process that are also not deductible for tax purposes. In the first nine months of 2004, restructuring costs of $3.0 million caused our effective tax rate to exceed our statutory rate. We currently expect our effective tax rate to be between 42 and 44% in the immediate future.

Financial Position

At September 30, 2005, total assets were $493.1 million, a $32.7 million increase from the December 31, 2004 balance of $460.4 million. Cash and cash equivalents decreased $31.1 million, primarily the result of purchases of short-term investments of $74.0 million, as well as, cash payments of $18.5 million and $27.4 million for debt repayments and capital expenditures, respectively. These cash outflows were offset to a degree by cash from operations of $88.4 million. Property and equipment, net of accumulated depreciation, decreased $13.4 million from December 31, 2004. The decrease in property and equipment reflects recorded depreciation of $40.8 million offset by capital acquisitions of $27.4 million.

Total liabilities at September 30, 2005 decreased $26.3 million from December 31, 2004 to $140.6 million, primarily related to the repayment $18.5 million of long-term debt, thereby reducing total debt to $31.4 million. Accounts payable at September 30, 2005 decreased $5.6 million from December 31, 2004 to a balance of $15.0 million due to timing differences in payments to vendors.

Liquidity and Capital Resources

Our operations are the major source of our liquidity. In addition, working capital requirements can be met through an available revolving line of credit. Cash requirements principally consist of operating expenses, capital expenditures for technology enhancements and scheduled debt repayments. At September 30, 2005, we had $73.4 million in unrestricted cash and $20.0 million in an available, unused revolving line of credit. Borrowings under the line of credit bear interest at the lower of LIBOR plus 2.25% or the bank’s prime rate. The line of credit contains certain covenants, which, among other things, require the CBOT to maintain certain equity levels and financial ratios, as well as restrict the CBOT’s ability to incur additional indebtedness, except in certain specified instances. At September 30, 2005, we were compliant with all covenants under the line of credit. Also, in October 2005, we received proceeds, net of underwriting discounts and commissions and estimated offering expenses, of $170.4 million from our initial public offering of Class A common stock shares.

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

Net Cash Flows From Operating Activities

Net cash provided by operating activities totaled $88.4 million and $82.6 million for the nine months ended September 30, 2005 and 2004 respectively. Cash provided by operations in 2005 primarily consisted of $58.8 million of net income adjusted for non-cash items such as $41.2 million of depreciation and amortization. Cash provided by operations in 2004 primarily consisted of $44.7 million of net income adjusted for non-cash items such as $33.8 million of depreciation and amortization.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities totaled $101.3 million and $35.5 million in the nine months ended September 30, 2005 and 2004, respectively. Cash used for investing in 2005 consisted of $74.0 million of purchases of short-term investments as well as capital expenditures of $27.4 million. Cash used for investing in 2004 largely related to $28.6 million of capital expenditures.

Capital Expenditures

Capital expenditures in the first nine months of both 2005 and 2004 related primarily to the technology driving our electronic and open-auction trading platforms. Such expenditures were approximately $18.7 million and $24.1 million in the first nine months of 2005 and 2004, respectively. The balance of capital spending in each period generally related to various real estate projects. Although there can be no assurances in this regard, for 2005, we currently expect that our total capital expenditures will be about $39 to $44 million, which we expect to fund with cash from operations.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities totaled $18.3 million for the first nine months of 2005 versus $78.7 million for the first nine months of 2004. Financing activities in 2004 included $60.3 million of liquidation payments to the limited partners of Ceres. Ceres, which formerly conducted the electronic trading activities of the CBOT, was dissolved on December 31, 2003 and was liquidated in 2004 with its assets distributed to its partners in accordance with the terms of the Ceres Trading Limited Partnership agreement. The remaining 2004 financing activities, as well as all 2005 financing activities primarily related to repayments of long-term debt.

Long-Term and Short-Term Debt

Total debt at September 30, 2005 was $31.4 million, comprised of $21.4 million of senior notes and $10.0 million (5.7 million pounds sterling) due to Atos Euronext Market Solutions under a financing agreement recently assigned from Liffe Administration and Management to Atos Euronext, which is denominated in pounds sterling related to the development of e-cbot in 2003. The senior notes are repayable in equal annual installments through 2007 and bear interest at a rate of 6.81%. The financing agreement is repayable in installments through October 2006. Interest was prepaid at the time of the borrowing at an effective rate of approximately 5.6%.

Accounts Receivable

We are aware that one of our members, Refco, LLC, may not continue as a going concern. However, we do not believe that the failure of Refco, LLC would have a material adverse effect on us. As of November 11, 2005, we had outstanding about $2.4 million in exchange-related obligations attributable to Refco, LLC. While we currently believe these amounts to be collectable and collateral exists to secure some or all of Refco, LLC’s obligations, we cannot provide any assurances that we will be able to collect these amounts.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual amounts could differ from those estimates. Our 2004 audited financial statements and related notes, which were included in a special financial report filed with the SEC on May 16, 2005 pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended, include a summary of the critical accounting policies that we believe are important to understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2005.

However, we intend to early adopt Statement of Financial Accounting Standards No. 123(R) (“FAS 123R”) for stock-based compensation, as of October 1, 2005. As a result, beginning in the fourth quarter of 2005, we will record the fair value of stock grants and option awards as compensation expense over the relevant vesting periods, as prescribed by FAS 123R.

Market Risk

We provide markets for trading futures and options on futures. However, we do not trade futures and options on futures for our own account. We invest available cash in short-term U.S. Treasury securities, as well as other highly liquid, short-term investments. We do not believe there is significant risk associated with these short-term investments. Our long-term debt bears interest at a weighted fixed rate of 6.4%. Based on the terms of our existing long-term debt and the terms currently available for similar borrowings, management estimates the fair value of the long-term debt approximates the carrying value.

Foreign Currency Risk

We have from time to time entered into arrangements that are related to the provision of our electronic trading software, which obligate us to make payments denominated in pounds sterling. As a result, we are exposed to movements in foreign currency exchange rates. We engage in foreign currency hedging activities from time to time in order to reduce our risk from movements in foreign currency exchange rates where practicable to do so. However, where we are not able to enter into foreign currency hedging transactions on terms satisfactory to use, we retain risk associated with movements in foreign currency exchange rates.

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

We currently utilize foreign currency forward contracts that we identified as fair value hedges. These are intended to offset the effect of exchange rate fluctuations on firm commitments for purchases of fixed annual and quarterly services denominated in pounds sterling associated with our arrangements with LIFFE. These contracts designated as fair value hedges had notional amounts approximating $41.6 million (24.4 million pounds sterling) at September 30, 2005. Gains and losses on these hedge instruments, as well as the gains and losses on the underlying hedged item, are recognized currently in general and administrative expense. There were no gains or losses recorded on these fair value hedges related to hedge ineffectiveness.

We also utilize foreign currency forward contracts that are intended to offset the effect of exchange rate fluctuations on recorded debt that is denominated in pounds sterling. These contracts, which are not designated as hedges under FASB Statement No. 133, had notional amounts approximating $9.7 million (5.7 million pounds sterling) at September 30, 2005. Gains and losses on these hedge instruments, as well as the gains and losses on revaluing the recorded debt, are recognized currently in general and administrative expense.

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

ITEM 4. CONTROLS AND PROCEDURES

CBOT Holdings’ management, under the supervision and with the participation of the President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005. Based on this evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note 9 to the Unaudited Consolidated Financial Statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

ITEM 6. EXHIBITS

3.1	Amended and Restated Bylaws of CBOT Holdings, Inc. (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.1	Amendment No. 2 to Executive Employment Agreement, dated September 23, 2005, between Board of Trade of the City of Chicago, Inc. and Carol A. Burke (incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.2	Employment Agreement, dated September 21, 2005, by and among CBOT Holdings, Inc., Board of Trade of the City of Chicago, Inc. and Bernard W. Dan (incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.3	CBOT Holdings, Inc. 2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.4	Form of Indemnification Agreement between CBOT Holdings, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.5	Summary of CBOT Excess 401(k) Payments (incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.6	Summary of CBOT Supplemental Pension Plan (incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.7	CBOT Holdings, Inc. Director Compensation Policy (incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.8	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.9	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.32 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.10	Form of Restricted Stock Award for Directors and Special Advisors (incorporated by reference to Exhibit 10.33 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

31.1	Certification by CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, CBOT Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CBOT HOLDINGS, INC.

/s/ Bernard W. Dan
Date: November 14, 2005	Bernard W. Dan President and Chief Executive Officer

/s/ Glen M. Johnson
Date: November 14, 2005	Glen M. Johnson Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Bylaws of CBOT Holdings, Inc. (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.1	Amendment No. 2 to Executive Employment Agreement, dated September 23, 2005, between Board of Trade of the City of Chicago, Inc. and Carol A. Burke (incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.2	Employment Agreement, dated September 21, 2005, by and among CBOT Holdings, Inc., Board of Trade of the City of Chicago, Inc. and Bernard W. Dan (incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.3	CBOT Holdings, Inc. 2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.4	Form of Indemnification Agreement between CBOT Holdings, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.5	Summary of CBOT Excess 401(k) Payments (incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.6	Summary of CBOT Supplemental Pension Plan (incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.7	CBOT Holdings, Inc. Director Compensation Policy (incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.8	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.9	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.32 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.10	Form of Restricted Stock Award for Directors and Special Advisors (incorporated by reference to Exhibit 10.33 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-124730)).

31.1	Certification by CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002