Form 10-K
period 2005-12-31
CBOT HOLDINGS  INC
filed 2006-03-07
CIK 1161448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-32650

CBOT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4468986
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

141 West Jackson Boulevard, Chicago, Illinois	60604
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 435-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.001 per share (including associated Preferred Share Purchase Rights)	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                        Accelerated filer  ☐                        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

On April 22, 2005, the Board of Trade of the City of Chicago, Inc. (“CBOT”) completed a restructuring that converted the CBOT from a nonstock, not-for-profit corporation with members into the registrant, CBOT Holdings, Inc., a stock, for-profit holding company with stockholders, and the CBOT, a nonstock, for-profit subsidiary with members. As of June 30, 2005, the Class A common stock of the registrant and the memberships in the CBOT distributed in such restructuring were generally only transferable if transferred together as a combination. As a result, there was no separate market value for the registrant’s Class A common stock as of June 30, 2005.

As of February 23, 2006, there were issued and outstanding 52,816,929 shares of the registrant’s Class A common stock, par value $0.001 per share (consisting of 3,708,096 shares of Class A common stock, 16,376,502 shares of Series A-1, Class A common stock, 16,353,172 shares of Series A-2, Class A common stock and 16,379,159 shares of Series A-3, Class A common stock).

DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated	Form 10-K Reference
Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of its Stockholders	Part III

i

FORWARD-LOOKING STATEMENTS

In this document, our use of the words “may,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or other comparable terminology is intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. While these forward-looking statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, these forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties, including risks associated with:

•	the differing interests of holders of our Class A common stock and memberships in the CBOT;

•	certain special rights of Series B-1 (Full) and Series B-2 (Associate) members of the CBOT;

•	the lapse of transfer restrictions applicable to our common stock;

•	intense competition;

•	executing our electronic trading strategy;

•	globalization of the derivatives industry;

•	our recent conversion to a for-profit company;

•	our inability to retain current customers or attract new customers;

•	a decline in derivatives trading generally;

•	our limited experience in operating a for-profit derivatives exchange;

•	our dependence on our executive officers and other key personnel;

•	our inability to manage our growth;

•	the operation of an electronic trading platform;

•	our dependence on third-party suppliers;

•	our inability to keep up with rapid technological changes;

•	computer and communications systems failures and capacity constraints;

•	the security of our networks and those of our third-party suppliers;

•	declines in the global financial markets generally;

•	fluctuations in the factors that influence our average rate per contract;

•	seasonal fluctuations of our operating results;

•	our real estate holdings;

•	our dependence on distributions and dividends from our operating subsidiaries;

•	the regulatory framework of the derivatives industry including the effect on customer fees or costs;

•	our inability to maintain our self-regulatory responsibilities;

•	litigation;

•	patent infringement by us;

•	our inability to protect our intellectual property rights; and

•	misconduct by the members of the CBOT.

Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

ii

PART I

ITEM 1.	BUSINESS

Overview

Founded in 1848, we are one of the world’s leading and most liquid derivatives exchanges based on contract volume, with 15% of the global listed futures and options on futures contracts traded during 2005. Our flagship U.S. Treasury futures and options products traded approximately 535 million contracts in 2005, evidencing our leadership position in global trading of futures and options on futures on U.S. Treasury securities. Furthermore, in 2005, we traded 92 million agricultural futures and options on futures contracts, representing a significant share of the North American market for such contracts.

From our origins as a market for trading cash grain, we have evolved into a major financial center, offering markets in a diverse range of futures and options on futures contracts based on interest rates, agricultural commodities, equity indices, metals, energy and other underlying instruments and risk-based activities. In particular, we offer markets in contracts based upon interest rate products such as U.S. Treasury bonds and notes, Federal Funds Rate and interest rate swaps, and agricultural products such as wheat, corn, soybeans and rough rice. In addition, our equity index markets include contracts based upon the Dow Jones Industrial AverageSM, our metals markets include full-sized and mini-sized contracts for gold and silver and our energy market includes our newly launched ethanol futures contract.

We offer side-by-side trading of many of our products across both electronic trading and open-auction platforms coupled with a leading technology infrastructure, which we believe provides unique trading opportunities through deep liquidity and transparency affording market participants equal access and the ability to compete openly for outstanding orders. Our market participants include many of the world’s largest banks, investment firms and commodities producers and users. Other market users include financial institutions, such as public and private pension funds, mutual funds, hedge funds and other managed funds, insurance companies, corporations, commercial banks, professional independent traders and retail customers.

We also provide a full range of clearing services for every contract traded through our exchange and engage in extensive regulatory compliance activities, including market surveillance and financial supervision activities, designed to ensure market integrity and provide financial safeguards for users of our markets. Further, we market and distribute valuable real-time and historical market data generated from trading activity in our markets to users of our products and related cash and derivative markets and financial information providers.

Our trading volume during 2005 was 674.7 million contracts, a 12% increase from the 600.0 million contracts we traded in the previous year. Open-auction trading volume for 2005 decreased 6% to 210.1 million contracts compared to 223.9 million contracts in 2004. Electronic trading volume increased 25% to 438.1 million contracts in 2005 versus 349.6 million contracts in 2004. We reported net income of approximately $76.5 million in 2005, a 82% increase from $42.0 million in 2004. Our 2005 revenues were $466.6 million, an increase of 23% from the $380.2 million recorded during 2004.

On April 22, 2005, we completed a series of restructuring transactions that changed our organization from a Delaware nonstock, not-for-profit company with members into a Delaware stock, for-profit holding company with stockholders and a Delaware nonstock, for-profit derivatives exchange subsidiary with members. This type of transaction is sometimes called a demutualization. As a result of the restructuring transactions, CBOT members became stockholders of CBOT Holdings and members of the CBOT. On October 19, 2005, the Class A common stock of CBOT Holdings began trading on the New York Stock Exchange in connection with our initial public offering of 3,191,489 shares of Class A common stock, which included 2,940,486 shares offered by CBOT Holdings and 251,003 shares offered by selling stockholders. In connection with the offering, CBOT Holdings also sold an additional 478,723 shares of Class A common stock pursuant to the exercise in full by the underwriters of their over-allotment option. The initial public offering price was $54.00 per share.

Our principal executive offices are located at 141 West Jackson Boulevard, Chicago, Illinois 60604, and our telephone number is (312) 435-3500.

Products

We believe that the range and diversity of the products that may be traded on our exchange contribute significantly to our success. We offer markets in futures and options on futures contracts in four product categories: interest rate products, agricultural products, equity indices and metals, energy and other products.

We have a business development division to support market participants and foster the trading and development of current and future products. Our business development staff meets regularly with market users, members and clearing members to determine whether our current products, facilities and services meet the participants’ needs and whether modifications or enhancements are necessary. Our business development staff also develops new product ideas in consultation with market users and other financial institutions.

Interest Rate Products

Eighty-two percent of all of the contracts traded at the CBOT during 2005 were either financial futures or options on financial futures contracts. Our interest rate product line includes our 30-year U.S. Treasury bond futures and options on futures, 10-year, 5-year and 2-year U.S. Treasury note futures and options on futures, Fed Funds futures and options on futures and interest rate swap futures and options on futures.

The overall volume of our interest rate products for 2005 was up 13% compared to 2004. Some factors that we believe affected annual trading volume growth in contracts on U.S. Treasury securities include expanded distribution of direct connections to our electronic trading platform, e-cbot® powered by LIFFE CONNECT®, increased educational programs on our U.S. Treasury complex, and new volume-driving market making programs on e-cbot for certain U.S. Treasury contracts. In February 2006, the U.S. Treasury Department resumed issuance of 30-year U.S. Treasury bonds. According to the U.S. Treasury Department, they expect to regularly issue 30-year U.S. Treasury bonds in connection with their February and August auctions. As a result, we may experience increased trading volume related to contracts on U.S. Treasury securities traded at the CBOT.

Agricultural Products

Agricultural products are the core product area from which we started. We have maintained a strong franchise in our agricultural products, including contracts based on soybeans, soybean oil and meal, corn, wheat, oats and rough rice. Our market users include agricultural producers, grain elevators, food processors and retail customers. Our agricultural products represented approximately 14% of all contracts traded at the CBOT in 2005.

Equity Index Products

Futures and options on futures contracts on equity indices are intended to allow traders and investors the opportunity to invest in the entire market, in selected portions of the market or in the relative performances of the various market sectors relative to one another and relative to the entire market. Market users of these products may include public and private pension funds, investment companies, mutual funds, insurance companies and other financial services companies, as well as proprietary trading firms and speculators. We currently offer futures and options on futures contracts on the Dow Jones Industrial AverageSM. In addition, we also offer mini-sized futures and options contracts on the Dow Jones Industrial AverageSM.

We are able to offer contracts on the Dow Jones Industrial AverageSM as a result of a licensing arrangement we entered into with Dow Jones & Company in 1997, which is currently scheduled to terminate in December 2007. This arrangement provides us a non-transferable and exclusive worldwide license to use such indices and various other indices published by Dow Jones, including the Dow Jones Transportation AverageSM, the Dow Jones Global IndexesSM, the Dow Jones Utilities AverageSM, the Dow Jones Composite AverageSM, the Dow Jones SmallCap IndexSM, the Dow Jones MidCap IndexSM and the Dow Jones LargeCap IndexSM, as the basis for standardized exchange traded futures and options on futures contracts. Our equity index product trading volumes have generally increased since the introduction of the Dow Jones indices in late 1997.

Metals, Energy and Other Products

For many investors, buying and storing metals in the physical form such as coins, bullions or bars is not a practical choice as an investment. Practical alternatives to purchasing metals in the physical form include some form of stock ownership or the purchase of futures. We have historically offered mini-sized gold and silver futures contracts. In October 2004, we began to offer full-sized contracts on gold and silver futures on e-cbot. Since 2001, we have offered the Dow Jones AIG Commodity IndexSM as part of our overall arrangement with Dow Jones. In addition, in March 2005, we launched our corn-based CBOT Denatured Fuel Ethanol futures contract as the first product in our energy category of products.

Trading Platforms

We offer market participants side-by-side trading of many of our products across both electronic trading and open-auction platforms. We were the first exchange to provide side-by-side trading on electronic trading and open-auction platforms, effectively creating one marketplace with multiple access points. Our agricultural products are currently traded during the normal trading day on our open-auction platform and after hours on our electronic trading platform. We believe that market participants demand the flexibility of having access to both electronic trading and open-auction platforms, particularly when they have sophisticated or large orders or during times of extreme volatility when open-auction trading can be the preferred method of execution. We intend to continue to maintain and develop our electronic and open-auction trading platforms to meet the evolving needs of market participants.

Electronic Trading Platform

We offer our members and certain non-members who have permission from a CBOT clearing member the ability to execute transactions in most of our products on our electronic trading platform, e-cbot. Generally, trading on our electronic trading platform takes place by submitting an order through a trading application (front-end software) into our electronic trading platform’s central order book. Having received the orders, the electronic trading platform’s trading host stores all orders in a central order book and performs order matching with corresponding orders (this is an electronic representation of the marketplace) where the criteria for determining order priority are dependent on the contract being traded. An order placed on our electronic trading platform may be revised or withdrawn at any time during a trading session prior to its execution. After a trade has been executed on our electronic trading platform, confirmation of execution is sent to the trading application. In addition, trade details are also sent from the trading host to our clearing provider, the Chicago Mercantile Exchange (“CME”), via the CME/CBOT Common Clearing Link.

The CBOT has made its products available for electronic trading since 1992. In January 2004, we implemented e-cbot, which relies on the LIFFE CONNECT® system software. We also understand that the LIFFE CONNECT® system software has been selected to support the electronic marketplaces of the Tokyo Financial Exchange, Nasdaq LIFFE Markets and Euronext.liffe to trade a wide range of fixed income, equity and equity derivatives products.

We believe that e-cbot is one of the world’s most widely accessible electronic trading platforms for futures and options on futures contracts, taking markets for our products directly to traders via 257 direct connections supporting more than 40,000 terminals with licenses to offer direct connections in 16 countries worldwide as of December 31, 2005. In addition to its accessibility and diversity of product offerings, with over 30 products currently listed, we believe that e-cbot offers the benefits of reliability, high-speed transaction executions and the scalability to permit it to handle high trading volumes. Among other benefits, e-cbot currently provides its users the following features:

•	support for complex trading strategies, recognizing 49 types of strategies, with the opportunity to construct each strategy with up to 32 legs;

•	the calculation of “implied” pricing, which provides an instant price for complex strategy trades;

•	protections designed to ensure that traders are quoted the best price and that there is no legging risk; that is, all the parts of a strategy will be executed or none at all will be executed;

•	multiple trade matching alternatives, including price/time priority and pro-rata algorithms; and

•	dynamic price limits, which move automatically with the market, reducing the potential for mis-trades that periodically affect other markets.

We believe that e-cbot has a widely accepted application programming interface that makes it easy and economical for independent software vendors and member developers to build front-ends for users. At least 18 independent software vendors have built front-end trading applications specific to the requirements of brokers, market makers and proprietary traders and 79 member firm proprietary front-end applications have been developed as of December 31, 2005.

In order to facilitate connectivity to e-cbot, there are now 12 points of presence (POPs) that route orders to the host. These POPs are located in or near major financial centers, including Chicago, New York, London, Paris, Amsterdam, Gibraltar and Singapore. This arrangement offers flexibility and choice of connections, including direct access through our electronic trading system’s network, access through a service provider or access through a member’s own network.

In October 2005, we upgraded e-cbot to increase e-cbot’s functionality and increase risk management opportunities for our end users. Among other features, the upgrade included order book management, which enhanced our customers’ ability to oversee the entirety of their risk exposure across multiple users. Additionally, stop orders now exist at the host level, expanding the number of order types directly accessible via e-cbot, and nine inter-commodity spread strategies for financial products were added to the platform. In addition, in connection with the upgrade, the host platform for e-cbot was moved from London to Chicago and the trading hours on e-cbot increased to 22 hours per day.

We currently rely on the LIFFE CONNECT® system software to power e-cbot pursuant to a license agreement with AtosEuronext Market Solutions, or AEMS, that provides us a license to use the LIFFE CONNECT® system software until November 24, 2008.

Open-Auction Platform

We also offer our members the ability to execute transactions in our products on our open-auction platform. Our open-auction platform provides markets for our products by facilitating the public auction of orders in trading pits—a centralized meeting place for traders and floor brokers to trade our products. Orders by market participants not physically located on the trading floor are communicated to floor brokers either telephonically or, increasingly, via our electronic order transmission systems. The trading floors, which cover approximately 100,000 square feet, have booths surrounding the trading pits from which clearing member firm personnel can communicate with customers regarding current market activity and prices and receive orders either electronically or by telephone. In addition, our trading floors display current market information and news on wallboards that surround the trading floors.

We believe that many market participants find the open-auction platform to be an efficient mechanism for price discovery. The open-auction platform leverages our members’ market-making expertise by utilizing hundreds of participants to facilitate liquidity and to provide floor brokers with a mechanism to manage execution risk for customers. We believe that the open-auction system is regarded as having a long-standing history as an environment of integrity, stability and reliability.

We have developed and implemented technology to automate many aspects of the open-auction trading process to increase operational efficiencies, improve risk management, introduce near-real-time order matching and, most significantly, better position us for growth as market participants demand more sophisticated means to manage risk. Our open-auction efforts have focused on the following trading applications:

Order Transmission Systems

•	Our Order Direct application protocol interface enables our members to transmit orders electronically to and from the open-auction trading pits and any other firm or broker and provides an entry point for Internet-based orders from customers and branch offices. This application has resulted in increased order and confirmation speed, reduced transaction costs, decreased risk of error, improved customer account tracking and bookkeeping and faster clearing reconciliation.

•	COMET is our booth-based order entry device that fulfills the need for fast and efficient electronic order delivery to the trading pit while preserving the firm’s choice of delivery method to the broker. In keeping with the firm’s preference, COMET orders may be “flashed” by hand, delivered by wireless headset or delivered electronically to the broker for execution. COMET then enables the trade data to be electronically routed to the firm’s bookkeeping system and to the clearing location on a real-time basis.

•	Electronic Clerks are our order receipt and deck management devices for brokers. Using a hard-wired or wireless Electronic Clerk, unit brokers may receive orders from multiple member firms. Orders are automatically organized by price and order type for ease and speed of execution and trade confirmations are automatically returned to the originator. HHT is our browser-based software that allows our members to record their personal trades executed in the trading pit. HHT interacts with our Electronic Clerks to reduce errors and increase trade recordation speed and ease.

Floor Operations Technology

Floor operations technology consists of the price reporting system and the quotation network. The price reporting system captures in real-time all price information changes and disseminates the information to the quotation network. The price reporting system comprises price reporters who monitor the price fluctuation in each of the pits and, as trades are executed, enter the price data into the pricing system. The quotation network transmits the data to the wall board display system, the historical data library and the data services network for re-transmittal through information providers, such as Bloomberg. The current data network is a traditional wired network.

Clearing Services

We provide a full range of clearing services for every contract traded through our exchange through the CME/CBOT Common Clearing Link. In addition to clearing services, the CME/CBOT Common Clearing Link allows us to provide processing for all clearing functions, including post-execution trade processing, position management, collateral management and settlement. A single clearing guarantee fund covers both CBOT and CME products, with the combined assets maintained by the CME clearing house.

Prior to the establishment of the CME/CBOT Common Clearing Link in January 2004, our members cleared transactions through another third party clearing services provider, The Clearing Corporation. We terminated our arrangements with this provider in order to provide our clearing members the benefits of the CME/CBOT Common Clearing Link. These benefits include:

•	all position reporting and open interest calculation for the CBOT and CME are done only once and in the same, consistent manner;

•	firms do not have to incur the expenses associated with moving collateral between two clearing houses, eliminating the need for costly operational support of a cross-margin arrangement between the CBOT and CME;

•	reduced contributions by firms to risk capital pools or guarantee funds;

•	spread credits that reduce margin requirements when related CBOT and CME product positions are held;

•	operational efficiencies created by firms being able to combine clearing operations for two exchanges into a single back office; and

•	simplified business practices (i.e., a single set of systems interfaces, including formats for data files, trade messages and reports and a standardized online interface).

Pursuant to our clearing services agreement with CME, which expires on January 10, 2009, the CME collects clearing fees on our behalf in connection with contracts traded on our exchange and we must pay clearing charges to the CME based on the volume of trades made on our electronic trading and open-auction platforms that are cleared through the CME/CBOT Common Clearing Link.

Market Data

Our markets generate valuable information regarding the prices of our products and the trading activity in those markets. We sell our market data, which includes bids, offers, trades and trade size, to vendors who redistribute the data to persons or entities that use our markets or that monitor general economic conditions. Such persons and entities include financial information providers, futures commission merchants, banks, broker-dealers, public and private pension funds, investment companies, mutual funds, insurance companies, hedge funds, commodity pools, individual investors and other financial services companies or organizations. As of December 31, 2005, our market data was displayed on about 137,000 screens worldwide. Revenues from market data represented about 16% of our total revenues in 2005.

We believe that the market data supplied by the CBOT enhances trading activity in our products and trading activity in related cash and derivatives markets. The dissemination of real-time data generates revenue and supports our customer bases with timely market information. In general, the price information is sent via dedicated networks to over 125 worldwide quote vendors and subvendors. These firms consolidate our market data and information with data from other exchanges and third-party data and news services and the firms resell the consolidated data and information to their subscribers. These quote vendors distribute our market data through dedicated networks, the Internet and wireless handheld devices.

We intend to further develop our market data offerings by integrating proprietary information generated by our exchange into new market data products designed to meet the needs of a greater number of customers. Sophisticated quantitative approaches to risk management as well as customer time sensitivity have created new needs, uses and demands for trading related data and analytics. We intend to create additional value-added services to complement our market data products, including databases, analytical tools and other services to assist end-users. For example, in 2004, we introduced a new historical pricing service called DataExchange, which enabled us to capture greater value from the historical pricing data of our markets. This is in addition to the new quote service, CBOT Advantage, that we launched in 2003 to provide the marketplace with a web-based, real-time quote and charting tool for our products.

Building Services

Our building services division operates our commercial real estate assets. In total, we own and manage three buildings, with over 1.5 million square feet of commercial space in the aggregate, in the central business district of the City of Chicago. As of December 31, 2005, the buildings were about 84% occupied, with about 33% of the total space used by the CBOT itself.

Tenants pay market rates for rent. The majority of tenant leases have terms of three to five years, with large tenants having leases for up to 15 years. As of December 31, 2005, the largest tenant, other than the CBOT itself, leased 4% of the rentable area and the next five largest tenants leased about 13% of our commercial space. We manage both the real estate and the general services relating to such real estate such as cleaning, power and telephone services through our wholly owned subsidiary, C-B-T Corporation. Building services generated about 5% of our total revenues in 2005.

We have spent considerable resources so that all three buildings have advanced electrical, mechanical and telecommunications infrastructure and services. The demographics of the tenants of our commercial space have begun to widen beyond traditional brokerage/trading service firms to include other financial services firms, which we believe is due to the location and desirable electrical, telecommunications and mechanical infrastructure of our buildings.

We are currently implementing an $19.5 million, two-year renovation that includes cleaning and renovating the building’s limestone facade, elevator modernization, lobby renovation and other infrastructure improvements. In addition, we plan to update the lighting in the lobby. Our objective is to make the 141 W. Jackson building more appealing for office tenants. On June 23, 2004, a proposal was approved by the Chicago City Council redesignating the property-tax classification for our landmark building at 141 W. Jackson in Chicago as “Class L” in order to help us renovate it. The Class L classification is expected to lower our property taxes by about $17 million over 12 years, beginning in 2007. The reduction in property-tax assessments associated with the Class L designation is available to owners renovating landmark buildings. The north facade and lobby of the 141 W. Jackson building have been city landmarks since 1977, but a separate ordinance extended protected status to all four facades.

Strategic Acquisitions, Partnerships and Other Alliances

Due to increasing competitive pressures in the derivatives trading industry, we review our competitive position on an ongoing basis and from time to time consider, and engage in discussions with other parties regarding, various strategic acquisitions, partnerships, divestitures and other arrangements and alliances in order to continue to compete effectively, improve our financial results, increase our business and allocate our resources efficiently. For example, in April 2003, we entered into an agreement with the CME to establish the CME/CBOT Common Clearing Link, pursuant to which the CME provides clearing and related services to the CBOT. In addition, in December 2002, the CBOT and eSpeed, Inc. entered into an arrangement that grants eSpeed a license to distribute CBOT products on its multiple buyer/multiple seller real-time electronic marketplaces.

We currently have memoranda of understanding with several key global markets in order to meet increased demand for our products, including the Taiwan Futures Exchange, Dalian Commodity Exchange, Dubai Gold and Commodities Exchange, Tokyo Financial Exchange, Sydney Futures Exchange, The Tokyo Grain Exchange, Shanghai Futures Exchange, Mercado a Termino de Buenos Aires and Singapore Exchange Limited. These MOUs generally provide for the exchange of information about listings of new products, changes to existing contract specifications and trading methods.

In December 2004, we implemented agreements with the Minneapolis Grain Exchange, the Kansas City Board of Trade and the Winnipeg Commodity Exchange to host them on our electronic trading platform and to act as the three exchanges’ sole distributor of market data. It is important for us to make strategic acquisitions and form partnerships and other alliances to bring together the necessary expertise and resources to address competitive pressures and meet new market demands.

In the fourth quarter of 2005, we entered into an agreement with the Singapore Exchange (SGX) to form a joint venture company called the Joint Asian Derivatives Pte. Ltd. The purpose of the joint venture is to establish an Asian-based electronic commodities derivatives market hosted on e-cbot, to be known as the Joint Asian Derivatives Exchange (JADE). It is currently expected that JADE will commence operations by the end of the third quarter of 2006.

Other Business Relationships

The CBOT is a minority member of OneChicago, LLC, a joint venture formed by the Chicago Board Options Exchange (the “CBOE”) and the CME. The CBOT’s interest is currently approximately 9%. OneChicago is an electronic exchange that makes available for trading single-stock futures and narrow-based indices. As a result of CBOT’s participation in the joint-venture, CBOT members are automatically members of OneChicago and can trade through existing memberships and accounts.

Competition

According to publicly available data, we are currently the third largest derivatives exchange in the world based on contract volume for futures and options on futures contracts for the year ended December 31, 2005. The top 15 derivatives exchanges in order of volume of futures and options on futures contracts for the year ended December 31, 2005 based on publicly available data are:

•	CME;

•	Eurex, which is a joint venture of Deutsche Borse and the Swiss Exchange;

•	CBOT;

•	Euronext.liffe;

•	New York Mercantile Exchange;

•	Bolsa de Mercadorias & Futuros;

•	National Stock Exchange of India;

•	Mexican Derivatives Exchanges;

•	Dalian Commodity Exchange;

•	Taiwan International Futures Exchange;

•	London Metal Exchange;

•	Sydney Futures Exchange;

•	The Tokyo Commodity Exchange;

•	Korea Futures Exchange; and

•	South African Futures Exchange.

Based on this data, in the United States, the top four derivatives exchanges are:

•	CME;

•	CBOT;

•	New York Mercantile Exchange; and

•	New York Board of Trade.

We face a variety of competitors and competing marketplaces and products. We compete by offering market participants efficient, cost-effective and liquid marketplaces for trade execution through both electronic trading and traditional open-auction platforms, broadly disseminated and transparent market and quotation data, access to market making, superior product design and innovative technology. Additionally, we continually strive to enhance our products and provide additional efficiencies to our customers. We are committed to improving the technology, services, market integrity and liquidity that will continue to make us an industry leader in volume of trades executed.

In addition to competition from derivatives exchanges that offer comparable derivative products, we also face competition from other exchanges, from electronic trading systems, from consortia of end users and futures commission merchants and from technology firms. Other derivatives exchanges have trading systems and financial market expertise that may lead them to consider listing copies of our products.

Electronic trading firms that currently specialize in the trading of equity securities have electronic trade execution and routing systems that could be used to trade products that compete with our products. In an industry where all derivatives are traded electronically, the concept of an exchange, including the services we provide and our sources of revenue, may change swiftly and substantially. Increased development of the electronic trading markets could substantially increase competition for some or all of the products and services we currently provide. We believe, however, that the side-by-side trading of our products across both electronic trading and open-auction platforms provides overall market liquidity and neutrality that may not be available from firms that offer their products solely on an electronic trading platform.

Consortia owned by member firms and large market participants also may become our competitors, particularly with respect to our Treasury futures and options contracts. In addition, technology companies, market data and information vendors, and front end software vendors also represent potential competitors because, as purveyors of market data, these firms typically have substantial distribution capabilities. As technology firms, they also have access to trading engines that can be connected to their data and information networks. Additionally, technology and software firms that develop trading systems, hardware and networks but who are otherwise outside of the financial services industry may be attracted to enter our markets.

Segments

We have two reportable operating segments: exchange trading and real estate operations. For additional information about our reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 19 of the notes to our consolidated financial statements included elsewhere in this report.

Members

On April 22, 2005, we completed a series of restructuring transactions that converted the CBOT from a Delaware nonstock, not-for-profit company with members into CBOT Holdings, a Delaware stock, for-profit holding company with stockholders and the CBOT, a Delaware nonstock, for-profit derivatives exchange subsidiary with members. This type of transaction is sometimes called a demutualization. As a result of the restructuring transactions, CBOT members became stockholders of CBOT Holdings and members of the CBOT receiving:

•	shares of Class A common stock, designated in three series known as Series A-1, A-2 and A-3; and

•	Class B memberships in the CBOT, designated in five series known as Series B-1 (Full), Series B-2 (Associate), Series B-3 (GIM), Series B-4 (IDEM) and Series B-5 (COM).

The shares of Series A-1, A-2 and A-3 common stock received by CBOT members in connection with the restructuring transactions are generally subject to a complete restriction on transfer, subject to certain permitted transfers. However, holders of Series A-1, A-2 and A-3 common stock may transfer all, but not less than all, of their shares of Series A-1, A-2 and A-3 common stock if all such shares are transferred together with the Class B membership associated with such shares. The transfer restriction periods applicable to each series of Class A common stock are scheduled to expire:

•	April 22, 2006 in the case of Series A-1 common stock;

•	October 19, 2006 in the case of Series A-2 common stock; and

•	April 17, 2007 in the case of Series A-3 common stock.

The first two of these periods may be extended by as much as 150 days in the event we elect to conduct organized sales of Class A common stock in connection with the lapse of such restriction periods. However, our board has determined not to conduct an organized sale in connection with the first period.

Although not a transfer restriction, CBOT members are also required to hold shares of Class A common stock for certain exchange-related purposes. In particular, CBOT members who have exercised (or who intend to exercise) and become members of the CBOE without purchasing or leasing a membership on such exchange (which we refer to as the “CBOE exercise right”) may have a disincentive to sell their Class A common stock because they are required to possess 27,338 shares of Class A common stock (as may be adjusted) in order utilize the CBOE exercise right. In this regard, as of December 31, 2005, there were approximately 329 CBOT members who had exercised and became members of the CBOE and such members were required to hold on such date an aggregate of 8,994,202 shares of Class A common stock.

In addition, clearing member and member firms are required to hold Class A common stock in order to maintain their status as clearing member or member firms and/or obtain certain exchange fee rates. As of December 31, 2005, there were approximately 316 clearing member and member firms and such firms were required to hold 10,244,272 shares of Class A common stock.

The five series of Class B memberships in the CBOT received by CBOT members in connection with the restructuring transactions correspond to one of the five previously existing classes of CBOT membership. With respect to each series of Class B membership, the trading rights and privileges, including, in the case of the Series B-1 (Full) members, the right to exercise and become a member of the CBOE without purchasing a membership on such exchange, correspond to those previously associated with the corresponding class of membership. Members of the CBOT can execute trades for their own accounts, for clearing firm accounts, for the accounts of other members or for the accounts of customers of clearing firms. Members who trade for their own account, including those who lease trading rights, qualify for lower exchange fees. As of December 31, 2005, there were 1,402 Series B-1 (Full) members, 809 Series B-2 (Associate) members, 116 Series B-3 (GIM) members, 641 Series B-4 (IDEM) members and 643 Series B-5 (COM) members.

Class B members of the CBOT are required to be of good moral character, reputation and business integrity. They must also have adequate financial resources and credit to assume the responsibilities and privileges of membership. All Class B members must understand the rules and regulations of our exchange and agree to abide by them. Additionally, they must comply with the provisions of the Commodity Exchange Act and the rules and regulations issued by the Commodity Futures Trading Commission (the “CFTC”). The CBOT is a self-regulatory organization subject to the oversight of the CFTC. The CBOT’s Office of Investigations and Audit is the investigative and enforcement arm of the CBOT. Class B members who are found to have violated a rule or regulation can be subject to sanctions such as fines, trading suspensions and/or expulsion from the CBOT.

Class B members of the CBOT do not possess the right to receive any dividends or distributions, including the proceeds from liquidation, from the CBOT. Class B members have the exclusive right among members to vote on any proposals to amend the certificate of incorporation of the CBOT approved by the CBOT’s board of directors and to initiate and vote on, whether or not approved by the board of directors, any proposals to amend the bylaws of the CBOT.

The board of directors of the CBOT also has the right to amend the bylaws of the CBOT, which include the rules and regulations of the exchange. However, Series B-1 (Full) and B-2 (Associate) members have the exclusive right among members to vote on proposals by the board of directors of the CBOT to amend the bylaws of the CBOT in a manner that would adversely affect the following “core rights”:

•	the allocation of products that holders of any series of Class B membership may trade on the exchange operated by the CBOT (that is, the elimination of any product from a holder’s trading rights and privileges);

•	the requirement that, subject to certain limited exceptions, holders of Class B memberships are charged transaction fees for trades of the CBOT’s products that are lower than the transaction fees charged to someone who is not a holder of a Class B membership for the same products;

•	the membership and eligibility requirements to become a holder of a Class B membership or to exercise the associated trading rights or privileges;

•	the commitment to maintain current open-auction markets so long as each such market is deemed liquid; and

•	the requirement that any proposal to offer electronic trading between 6:00 a.m., Central Time, and 6:00 p.m., Central Time, of agricultural products currently traded on our open-auction markets be approved by the holders of Series B-1 (Full) and B-2 (Associate) memberships in the CBOT.

The CBOT has called a special meeting of its members to vote on a proposal to amend its amended and restated certificate of incorporation and rules to eliminate the requirement that Series B-1 (Full) and Series B-2 (Associate) members approve any proposal to permit trading of agricultural contracts and products on the e-cbot system between the hours of 6:00 a.m. and 6:00 p.m. Central time. The special meeting is scheduled for March 8, 2006. Amendments to the CBOT’s certificate of incorporation require the approval of a majority of the votes cast by holders of Series B-1 (Full) and B-2 (Associate) memberships, voting together as a single class based on their respective voting rights, except for any amendment to the requirement to maintain open-auction markets, which would require approval of a majority of the total voting power of the outstanding Series B-1 (Full) and Series B-2 (Associate) memberships, voting together as a single class. Series B-1 (Full) members are entitled to one vote per Series B-1 (Full) membership, and Series B-2 (Associate) members are entitled to one-sixth of one vote per Series B-2 (Associate) membership.

In addition, six of our 17 directors are designated “subsidiary directors” and are elected exclusively by a voting trust which holds the sole share of our Class B common stock. This voting trust is required by its terms to elect as directors of CBOT Holdings those persons elected to the board of directors of the CBOT by the Series B-1 (Full) and B-2 (Associate) members of the CBOT.

In addition, pursuant to the terms of a settlement agreement entered into by the CBOT and certain of its members related to a lawsuit brought by certain members challenging a previously proposed methodology for allocating equity in the CBOT in the restructuring, unless and until a “change of control” of the CBOT occurs, the CBOT is contractually prohibited from adopting any amendment to its certificate of incorporation, bylaws or rules and regulations, as in effect as of February 2, 2004, that would adversely affect the contract trading rights of Series B-2 (Associate), Series B-3 (GIM), Series B-4 (IDEM) and Series B-5 (COM) members of the CBOT.

Intellectual Property

We regard our brand name and logos and substantial portions of our marketing elements, products, market data, software and technology as proprietary, and we attempt to protect these elements by relying on trademark, service mark, copyright and trade secret laws, contracts, restrictions on disclosure and other methods. For example, with respect to trademarks, we currently have registered marks in 14 countries.

We are undertaking a review of our intellectual property to identify property and methods of doing business which should be protected, as well as the extent of current protection for that property and the availability of additional protection. We believe that our various trade and service marks have been registered where needed. Recent legal developments allowing patent protection for methods of doing business hold the possibility of additional protection, which we are examining.

Marketing and Advertising

Our marketing department targets both institutional and retail customers. Our marketing programs are designed to educate market participants, including highly sophisticated traders, portfolio managers, corporate treasurers and other market professionals, as well as retail end-users, about innovative uses of our products, such as new hedging and risk management strategies. We also seek to educate these users about changes in product design, margin requirements and product usage. Our marketing typically involves the development of personal relationships with market participants who actively use our markets. We participate in a number of domestic and international trade shows and seminars regarding futures and options on futures and other marketing events designed to inform market participants about our products. Through these relationships and programs, we attempt to determine the needs of our market participants and we use this information in our product development and product maintenance efforts.

Our advertising strategy is based on both targeted direct contact and cooperative venture advertising techniques. We utilize print and electronic advertising extensively. We also support CBOT product-specific advertising.

Employees

As of December 31, 2005, we had 673 full-time employees and 22 part-time employees. These numbers do not include 73 full-time employees and 17 part-time employees of C-B-T Corporation, our subsidiary engaged in managing our properties, which operates the CBOT building located at 141 West Jackson Boulevard, Chicago, Illinois.

We consider our relations with our employees to be good. Fifty-three of the 90 C-B-T Corporation employees are represented by one of the following unions:

•	Chicago & North East Illinois District Council of Carpenters;

•	United Brotherhood of Carpenters & Joiners of America;

•	International Union of Operating Engineers Local 399, AFL-CIO; and

•	Local 1, Service Employees International Union, SEIU, AFL-CIO.

On December 13, 2005, our board of directors approved a strategic realignment of our technology and operations resources. As part of this realignment, we reorganized responsibilities, took steps to rationalize consulting resources, streamlined certain processes and reduced our workforce in the technology and operations groups. The workforce reduction, which was completed before December 31, 2005, affected approximately 40 people.

Regulation

Our operations are subject to extensive regulation by the CFTC under the Commodity Exchange Act. The Commodity Exchange Act generally requires that futures trading in commodities be conducted on a commodity exchange designated as a contract market by the CFTC. That act establishes non-financial criteria for an exchange to be designated to list futures and options contracts. Designation as a contract market for the trading of a specified futures contract is non-exclusive. This means that the CFTC may designate additional exchanges as contract markets for trading the same or similar contracts.

We are a self-regulatory organization that is subject to the oversight of the CFTC. In order to guard against default risk with respect to contracts traded on the CBOT, we have instituted detailed risk management policies and procedures. To manage the risk of financial non-performance, we have established minimum capital requirements for all futures commission merchant member firms. In addition we operate and maintain systems to:

•	ensure that futures commission merchant members maintain capital that satisfies the risk-based capital requirement adopted by the CME;

•	require that all futures commission merchant member firms electronically file a financial statement each month. Firms are placed on additional reporting, i.e., daily, weekly or monthly reporting, when necessary;

•	analyze futures commission merchant member firms’ financial statements with a state-of-the-art computer system designed to immediately detect financial violations and unfavorable financial trends;

•	require that all futures commission merchant member firms collect initial and variation margin from their customers;

•	on a daily basis, collect large trader information to determine those firms that may have increased financial exposure and, whenever necessary, contact firms to ensure financial compliance;

•	during volatile market conditions, simulate the effect of market moves on large trader positions in order to identify those firms that have increased risk exposure; and

•	exercise broad disciplinary authority over member firms, including the ability to issue fines in the case of serious rule violations, and in the case of a financially distressed firm, we may take various emergency actions to protect customers, other member firms and the CBOT.

We also have surveillance and compliance operations and procedures to monitor and enforce compliance with rules pertaining to the trading, position sizes, delivery obligations and financial condition of members.

Additional legislation or regulation, or changes in existing laws and rules or their interpretation, may directly affect our mode of operation and our profitability. In 2000, Congress adopted the Commodity Futures Modernization Act which amended the Commodity Exchange Act to reduce the cost and burdens of listing new contracts for trading. The CFTC has adopted rules to implement those changes. Other amendments to the Commodity Exchange Act have been adopted by Congress that might be less favorable to our business. The regulations under which we have operated since 1974 have been changed in a manner that will permit unregulated competitors and competitors in other regulated industries to attempt to trade our products in their own trading facilities without the same regulatory costs we bear.

The Commodity Futures Modernization Act provides a series of exclusions from the Commodity Exchange Act that allow our competitors to trade futures contracts identical to the ones that we offer without any form of regulation or oversight by the CFTC under certain circumstances. Generally, those exclusions are available to markets limited to financial products traded among institutions, whether traded electronically or not. We too could comply with those exclusions and operate markets that are outside CFTC jurisdiction. The Commodity Futures Modernization Act replaced the previous rigid and rigorous statutory requirements with flexible core principles that exchanges—called contract markets or derivatives transaction execution facilities—need to satisfy subject to CFTC oversight. The Commodity Futures Modernization Act also lifted the ban on trading in single-stock futures subject to the coordinated oversight of the CFTC and SEC, providing U.S. derivatives exchanges with the opportunity to compete for this market.

The CFTC is subject to periodic reauthorization by Congress every five years. Congress is currently undertaking this process of reviewing the laws embodied in the Commodity Futures Modernization Act to ensure that those affecting the futures industry are working adequately as market conditions evolve. Changes made to the Commodity Futures Modernization Act’s regulatory framework for exchanges during reauthorization could impose additional regulatory requirements or costs on us or make it easier for others to compete with us at lower regulatory cost. Thus, the regulatory framework may provide greater regulatory advantages for some of our competitors than it does for us.

Available Information

We make available on our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Section 16 Reports regarding insider transactions as soon as reasonably practicable after electronically filed or furnished to the SEC. Our corporate governance materials, including our Corporate Governance Guidelines, Conflict of Interest Policy, Code of Business Conduct and Ethics and charters for the audit, compensation and nominating committees of our board of directors may also be found on our web site. Copies of these materials are also available to stockholders upon written request to the Secretary’s Office, Attention Mr. Paul J. Draths, CBOT Holdings, Inc., 141 West Jackson Boulevard, Chicago, Illinois 60604. Information made available on our web site does not constitute part of this document.

ITEM 1A.	RISK FACTORS

The following risk factors should be considered carefully in evaluating us as our business, financial condition or results of operation could be materially adversely affected by any of them. The risks described below are not the only ones facing our company. Additional risks not presently known to us may also impair our operations.

Risks Relating to Our Capital Structure

Holders of Class A Common Stock Who Also Own Memberships in the CBOT May Have Interests That Differ From or Conflict With Those of Holders of Class A Common Stock Who Are Not Also Owners of Memberships in the CBOT

We believe that holders of Class A common stock who also own memberships in the CBOT collectively own a substantial portion of our outstanding Class A common stock. As a result, such stockholders will, if voting in the same manner on any matters, control the outcome of a vote on all such matters submitted to our stockholders for approval, including electing directors and approving changes of control. In addition, 13 of the 17 members of our board of directors are members of the CBOT. We are dependent upon the revenues from the trading and clearing activities of the members of the CBOT. This dependence also gives the CBOT members substantial influence over how we operate our business.

Many of the CBOT’s members derive a substantial portion of their income from their trading or clearing activities on or through the CBOT. The amount of income that members of the CBOT derive from their trading or clearing activities and the value of their memberships in the CBOT are in part dependent on the fees they are charged to trade, clear and access our markets and the rules and structure of our markets. CBOT members, many of whom act as floor brokers and floor traders, benefit from trading rules, membership privileges and fee discounts that enhance their trading opportunities and profits. In addition, trading privileges on the CBOT have substantial independent value, including, in the case of Series B-1 (Full) members, value associated with the CBOE exercise right described below. Holders of Class A common stock who are not members will not have trading privileges or the CBOE exercise right.

In view of the foregoing, holders of Class A common stock who do not also own a membership in the CBOT may not have the same economic interests as holders of Class A common stock who also own a membership in the CBOT. In addition, CBOT members may have differing interests among themselves depending on a variety of factors, including the class of membership they own, whether they possess the CBOE exercise right, the role they serve in our markets, their method of trading and the products they trade. Consequently, CBOT members may advocate that we enhance and protect their clearing and trading opportunities and the value of their trading privileges over their economic interest in us represented by the Class A common stock they own.

For example, the CBOE has announced its own plans to demutualize. In connection therewith, we currently expect that, if necessary, we would vigorously defend the rights of CBOT members who are eligible to utilize the CBOE exercise right to participate in such demutualization. Although we believe that defending the CBOE exercise right would be in the best interests of the holders of Class A common stock and CBOT members over the long-term, holders of Class A common stock and the various classes of CBOT members would likely not experience the same benefits during the short-term as a result of our taking such actions.

Series B-1 (Full) and Series B-2 (Associate) Members of the CBOT Have Certain Special Rights, Which Protect Their Trading Rights and Give Them Special Board Representation

Under the terms of the CBOT’s certificate of incorporation, the holders of Series B-1 (Full) and B-2 (Associate) memberships in the CBOT have the exclusive right among members to vote on proposals by the board of directors of the CBOT to amend the bylaws of the CBOT in a manner that would adversely affect the following “core rights”:

•	the allocation of products that holders of any series of Class B membership may trade on the CBOT (that is, the elimination of any product from a holder’s trading rights and privileges);

•	the requirement that, subject to certain limited exceptions, holders of Class B memberships are charged transaction fees for trades of the CBOT’s products that are lower than the transaction fees charged to someone who is not a holder of a Class B membership for the same products;

•	the membership and eligibility requirements to become a holder of a Class B membership or to exercise the associated trading rights or privileges;

•	the commitment to maintain current open-auction markets so long as each such market is deemed liquid; and

•	the requirement that any proposal to offer electronic trading between 6:00 a.m., Central Time, and 6:00 p.m., Central Time, of agricultural products currently traded on our open-auction markets be approved by the holders of Series B-1 (Full) and B-2 (Associate) memberships in the CBOT.

The CBOT has called a special meeting of its members to vote on a proposal to amend its amended and restated certificate of incorporation and rules to eliminate the requirement that Series B-1 (Full) and Series B-2 (Associate) members approve any proposal to permit trading of agricultural contracts and products on the e-cbot system between the hours of 6:00 a.m. and 6:00 p.m. Central time. The special meeting is scheduled for March 8, 2006. We cannot assure you whether the proposals will be approved by members or, if approved, whether electronic trading of agricultural products during the day will be approved by the CBOT’s board of directors. In addition, we cannot assure you that the proposals or any decision by the board of directors regarding electronic trading of agricultural products will not be challenged by some of the CBOT’s members. Amendments to the CBOT’s certificate of incorporation require the approval of a majority of votes cast by the holders of Series B-1 (Full) and B-2 (Associate) memberships, voting together as a single class based on their respective voting rights, except for any amendment to the requirement to maintain open-auction markets, which would require approval of a majority of the total voting power of the outstanding Series B-1 (Full) and Series B-2 (Associate) memberships, voting together as a single class. Series B-1 (Full) members are entitled to one vote per Series B-1 (Full) membership, and Series B-2 (Associate) members are entitled to one-sixth of one vote per Series B-2 (Associate) membership.

In addition, six of our 17 directors are designated “subsidiary directors” and are elected exclusively by a voting trust which holds the sole share of our Class B common stock. This voting trust is required by its terms to elect as directors of CBOT Holdings those persons elected to the board of directors of the CBOT by the Series B-1 (Full) and B-2 (Associate) members of the CBOT.

Consequently, CBOT members have certain special rights, which are designed to protect their clearing and trading opportunities and the value of their trading privileges over the economic interest in us represented by Class A common stock.

The Lapse of Transfer Restrictions Applicable to Common Stock Issued to CBOT Members May Cause Volatility in the Market Price for our Common Stock

As of February 23, 2006, there were issued and outstanding 52,816,929 shares of our Class A common stock (consisting of 3,708,096 shares of Class A common stock, 16,376,502 shares of Series A-1, Class A common stock, 16,353,172 shares of Series A-2, Class A common stock, and 16,379,159 shares of Series A-3, Class A common stock).

The shares of Series A-1, A-2 and A-3 common stock were received by CBOT members in connection with the restructuring transactions and are generally subject to a complete restriction on transfer, subject to certain permitted transfers. However, holders of Series A-1, A-2 and A-3 common stock may transfer all, but not less than all, of their shares of Series A-1, A-2 and A-3 common stock if all such shares are transferred together with the Class B membership associated with such shares. The transfer restriction periods applicable to each series of Class A common stock are scheduled to expire:

•	April 22, 2006 in the case of Series A-1 common stock;

•	October 19, 2006 in the case of Series A-2 common stock; and

•	April 17, 2007 in the case of Series A-3 common stock.

The first two of these periods may be extended by as much as 150 days in the event we elect to conduct organized sales of Class A common stock in connection with the lapse of such restriction periods. However, our board has determined not to conduct an organized sale in connection with the first period.

Consequently, as early as April 22, 2006, the transfer restrictions that currently limit the holders of restricted Class A common stock from selling as many as approximately 16,376,502 shares of Class A common stock in the public markets will lapse. Given the large number of shares that will become available for sale in the public markets at that time as well as in connection with the lapse of the transfer restrictions applicable to the Series A-2 and A-3, Class A common stock relative to the number of shares currently available for sale in the public markets, the market price for our common stock may be volatile, and may decline, in connection with the lapse of such transfer restrictions. Of course, the effect of these lapses in transfer restrictions on the volatility of the market price for our common stock may be offset to an extent by exchange-related requirements for members to continue to hold such common stock.

Risks Relating to Our Business

Intense Competition Could Materially Adversely Affect Our Market Share and Financial Performance

The derivatives trading industry is highly competitive. Many of our competitors and potential competitors are more established or have greater financial resources than we do. Many of our competitors also have greater access to capital markets as well as more substantial marketing capabilities and technological and personnel resources. We expect that competition will intensify in the future. Such competition is likely to include price competition. For example, in February 2004, in response to market conditions, we decreased exchange fees on selected contracts traded on our electronic trading platform, which resulted in a 57% reduction of electronic trading fees for the year ended December 31, 2004 compared to the prior year period. Price competition in the future could have a material adverse effect on our business.

Competitive pressures may cause us to re-evaluate our current business model and strategies. For example, in an industry where a substantial portion of derivatives are traded electronically, the concept of an open-auction platform may change swiftly and substantially. Increased development of the electronic trading could substantially increase competition for some or all of the products and services we currently provide. In addition, our competitors may:

•	respond more quickly to competitive pressures;

•	develop products similar to the products we offer that are preferred by our customers;

•	develop non-traditional alternative risk transfer products that compete with our products;

•	price their products and services more competitively;

•	develop and expand their network infrastructures and service offerings more efficiently;

•	adapt more swiftly to new or emerging technologies and changes in client requirements;

•	utilize better, more user-friendly and more reliable technology;

•	take greater advantage of acquisitions, alliances and other opportunities;

•	more effectively market, promote and sell their products and services;

•	better leverage existing relationships with clients and strategic partners or exploit better recognized brand names to market, distribute and sell their services; and

•	exploit regulatory disparities between traditional, regulated exchanges and alternative markets that benefit from a reduced regulatory burden and a lower-cost business model.

Our current and prospective competitors are numerous and include securities exchanges, options and other derivatives exchanges, market data and information vendors, electronic communications networks, crossing systems and similar entities, consortia of large customers and some of our clearing member firms and interdealer brokerage firms. We may also face competition from computer software companies and media and technology companies.

As a result of this intense competition, we cannot assure you that we will be able to retain our current customers or attract new customers to our markets, products and services. In addition, we cannot assure you that we will not lose customers because of more economical alternatives offered from competitors with comparable or possibly superior products, services or trade execution services. Our business could be materially adversely affected if we fail to attract new customers or lose a substantial number of our current customers to competitors.

We May Not Be Successful in Executing Our Electronic Trading Strategy

We have committed substantial resources to develop our electronic trading platform, e-cbot powered by LIFFE CONNECT®. In developing e-cbot, we have attempted to balance the desire to maximize system functionality against the associated costs, in both capital expenditure and time to market. We cannot assure you these initiatives will be successful. Our failure to successfully execute our electronic trading strategy could have a material adverse impact on our operations.

We Are Subject to Certain Risks Associated with the Globalization of Our Business

We expect that the expansion of our electronic markets will continue to increase the portion of our business that is generated from outside the United States. The globalization of our business presents a number of inherent risks, including the following:

•	potential difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	the evolving global tax treatment of electronic commerce, and the possibility that foreign governments could adopt onerous or inconsistent tax policies with respect to taxation of products traded on our markets or of the services that we provide;

•	tax rates in certain foreign countries may exceed those of the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	listed derivatives markets are regulated in most developed nations, and it may be impractical for us to secure or maintain the regulatory approvals necessary for our markets to be accessible from one or more nations;

•	certain of our expenses are denominated in foreign currencies, which exposes us to the risk of fluctuating exchange rates and we may not fully eliminate this risk through our hedging activity;

•	general economic and political conditions in the countries from which our markets are accessed may have an adverse effect on our trading from those countries; and

•	it may be difficult or impossible to enforce our intellectual property rights in certain foreign countries.

As we expand our business globally, our success will be dependent, in part, upon our ability to anticipate and manage these and other risks effectively. We cannot assure you that these and other factors will not have a material adverse effect on our business as a whole.

Our Recent Change to a For-Profit Company May Cause Members to Seek Alternative Trading Venues and Products, Which Could Negatively Impact the Liquidity of Our Markets and Our Trading Volume

When we became a for-profit company, we changed the role of our members in the operation of our business. We gave our professional staff greater decision-making responsibilities. Subject to the oversight of our board of directors, our management is charged with making decisions that are designed to enhance stockholder value, which may lead to decisions or outcomes with which our members disagree. These changes may make us less attractive to our members and encourage them to conduct their business at, or seek membership in, another exchange or to trade in equivalent products among themselves on a private, bilateral basis. A material decrease in member trading activity would negatively impact liquidity and trading volume in our products and reduce our revenues. A material reduction in the number of our clearing firms and the capital they provide to guarantee their trades and the trades of their customers would also diminish the strength and attractiveness of our markets.

Our Trading Volume, and Consequently Our Revenues and Profits, Could Be Materially Adversely Affected If We Are Unable to Retain Our Current Customers or Attract New Customers to Our Exchange or If Derivative Trading Volume in General Decreases

The success of our business depends, in part, on our ability to maintain and increase our trading volume and the resulting exchange fees. To do so, we must maintain and expand our product offerings, our customer base and our trade execution alternatives. Our success also depends on our ability to offer competitive prices and services in an increasingly price-sensitive business. In addition, our success depends on our ability to increase the base of individual customers who trade our products. We cannot assure you that we will be able to continue to expand our product lines, or that we will be able to retain our current customers or attract new customers. We also cannot assure you that we will not lose customers to low-cost competitors with comparable or superior products, services or trade execution facilities. If we fail to expand our product offerings or execution facilities, or lose a substantial number of our current customers, or are unable to attract new customers, our business will be adversely affected. Furthermore, declines in the overall volume of trading derivatives may negatively impact market liquidity on our exchange, which would result in lower exchange fee revenues and could materially adversely affect our ability to retain our current customers or attract new customers.

We Have Little Internal Experience in Operating a For-Profit Derivatives Exchange

From our formation over 150 years ago until our demutualization on April 22, 2005, we operated as a mutual, or member-owned, organization for the benefit of our members, focused on delivering member benefits and enhancing member opportunity at reasonable cost. Since then, we have begun to operate our business for the long-term benefit of our stockholders rather than solely for the purpose of delivering member benefits and enhancing member opportunity. As a result, our historical financial and business results may not be representative of what they may be in the future. Further, our management has limited experience operating a for-profit business. Consequently, our continued transition to for-profit operations will be subject to risks, expenses and difficulties that we cannot predict and may not be capable of handling in an efficient manner.

We Depend on Our Executive Officers and Other Key Personnel

Our future success depends in large part upon the continued service of our executive officers, as well as various key management, technical and trading operations personnel. We believe that it is difficult to hire and retain executive management with the skills and abilities desirable for managing and operating a derivatives exchange. The loss of key management such as our President and Chief Executive Officer, Bernard W. Dan, our Executive Vice President and Chief Information Officer, William M. Farrow III, our Executive Vice President and Chief Operating Officer, Bryan T. Durkin, our Executive Vice President of Marketing and Business Development, Christopher Malo, or our Senior Vice President and Chief Financial Officer, Glen M. Johnson, could have a material adverse effect on our business, financial condition and operating results. We cannot assure you that any of our key personnel will not voluntarily terminate his or her employment with us.

Our future success also depends, in significant part, upon our ability to recruit and retain highly skilled and often specialized individuals as employees, particularly in light of the rapid pace of technological advances. The level of competition in our industry for people with these skills is intense, and from time to time we have experienced losses of key employees. Significant losses of key personnel, particularly to other employers with which we compete, could have a material adverse effect on our business, financial condition and operating results.

We May Not Effectively Manage Our Growth

We intend to develop and expand our business, including both our electronic trading and open-auction platforms. This growth may place a significant strain on our management, personnel, systems and other resources. We must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our technology workforce. We must also maintain close coordination among our technology, compliance, accounting, finance, marketing and sales organizations. We cannot assure you that we will manage our growth effectively, and our failure to do so could have a material adverse effect on our business, financial condition and operating results.

We Are Subject to Certain Risks Relating to the Operation of an Electronic Trading Platform

We are subject to risks relating generally to our electronic trading platform, e-cbot, which include our failure or inability to:

•	acquire, develop or implement new, enhanced or updated versions of electronic trading software;

•	attract independent software vendors to write front-end software that effectively accesses our electronic trading platform;

•	increase the number of devices, such as trading and order routing terminals, capable of sending orders to our floor and to our electronic trading platform; and

•	respond effectively to technological developments or service offerings by competitors.

If our electronic trading platform is not successful, our business or future financial condition or operating results could be materially adversely affected.

We Depend on Third Party Suppliers for Services That Are Important to Our Business

We depend on a number of suppliers, such as banking, clearing and settlement organizations, telephone companies, online service providers, data processors and software and hardware vendors for elements of our trading, clearing and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance. In particular, we rely upon the CME to provide certain clearing services as part of the CME/CBOT Common Clearing Link and AEMS to support our electronic trading platform, e-cbot. Thus, in addition to being competitors (or affiliated with competitors), CME and AEMS are two of our critical third-party suppliers. We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption in or the cessation of service by any service provider and our inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on our business, financial condition and operating results.

We May Be Unable to Keep Up With Rapid Technological Changes

To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and features of our proprietary software, network distribution systems and other technologies. The financial services and e-commerce industries are characterized by rapid technological change, changes in use and customer requirements and preferences, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render obsolete our existing proprietary technology and systems. Our success will depend, in part, on our ability to:

•	develop or license leading technologies useful in our business;

•	enhance our existing services;

•	develop new services and technology that address the increasingly sophisticated and varied needs of our existing and prospective clients; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

We cannot assure you that we will be able to successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. We cannot assure you that we will be able to respond in a timely manner to changing market conditions or customer requirements, and a failure to so respond could have a material adverse effect on our business, financial condition and operating results.

Computer and Communications Systems Failures and Capacity Constraints Could Harm Our Reputation and Our Business

Our failure to operate, monitor or maintain our computer systems and network services, including those systems and services related to our electronic trading platform, or, if necessary, to find replacements for our technology in a timely and cost-effective manner, could have a material adverse effect on our reputation, business, financial condition and operating results. We rely and expect to continue to rely on third parties for various computer and communications systems, such as telephone companies, on-line service providers, data processors, clearance organizations and software and hardware vendors. Our systems or those of our third-party providers have in the past failed and may in the future fail, causing one or more of the following effects:

•	suspension of trading;

•	unanticipated disruptions in service to customers;

•	slower response times;

•	delays in trade execution;

•	decreased customer satisfaction;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	financial losses;

•	security breaches;

•	litigation or other customer claims; and

•	regulatory sanctions.

Our status as a CFTC registrant requires that our trade execution and communications systems be able to handle anticipated present and future peak trading volume. Heavy use of our computer systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. We monitor system loads and performance and regularly implement system upgrades to handle estimated increases in trading volume. However, we cannot assure you that our estimates of future trading volume will be accurate or that our systems will always be able to accommodate actual trading volume without failure or degradation of performance. System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, file lawsuits against us or cease doing business with us or could lead the CFTC or other regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations.

We cannot assure you that we will not experience system failures, outages or interruptions on either our electronic trading platform or open-auction platform that will materially adversely affect our business. Any such system failures, outages or interruptions could result from a number of factors, including power or telecommunications failure, war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, acts of vandalism or similar events. Any failures that cause an interruption in service or decrease our responsiveness, including failures caused by customer error or misuse of our systems, could impair our reputation, damage our brand name and have a material adverse effect on our business, financial condition and operating results.

Our Networks and Those of Our Third-Party Service Providers May be Vulnerable to Security Risks

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our networks and those of our third-party service providers, our member firms and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and operating results. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches.

Declines in the Global Financial Markets May Materially Adversely Affect Our Business

Adverse economic and political conditions may cause declines in global financial markets and may affect our operating results. The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the global financial services markets, which could potentially result in reduced trading volume. These events could materially adversely affect our business. These factors include:

•	economic and political conditions in the United States and elsewhere in the world;

•	wavering institutional/consumer confidence levels;

•	the availability of cash for investment by mutual funds and other wholesale and retail investors; and

•	legislative and regulatory changes.

Our Decision to Operate Both Electronic and Open-Auction Trading Platforms May Materially Adversely Affect Our Operating Costs, Markets and Profitability

It is expensive in terms of costs and management and other resources to continue operating two trading platforms for the same products. We may not have sufficient resources to adequately fund or manage both trading platforms. This may result in resource allocation decisions that materially adversely impact one or both platforms. Also, if we continue to operate both trading platforms, liquidity on each may be less than the liquidity on a competitive unified trading platform, making our trading platforms less attractive and less competitive. As a result, our total revenues may be lower than if we operated only electronic trading or only open-auction trading platforms. Moreover, to the extent that we continue to operate two trading platforms, our boards and management may make decisions which are designed to enhance the continued viability of two separate trading platforms. These decisions may have a negative impact on the overall competitiveness of each trading platform.

Acquisitions and Strategic Partnerships May Not Produce the Results We Expect

We currently believe that acquisitions and strategic partnerships are an important component of our growth strategies and could play an important role in our long-term success. In this regard, we may seek to enter into alliances or other arrangements with other parties. However, we cannot assure you that we will be successful in either developing, or fulfilling the objectives of, any such alliance. Further, our participation in these alliances may strain our resources and may limit our ability to pursue other strategic and business initiatives, which could have a material adverse effect on our business, financial condition and operating results.

Our Market Data Fee Revenue May Decline Due to Industry Consolidation Among Market Data Vendors

We license our market data to vendors who distribute such data to persons or entities that use or monitor our markets. For the year ended December 31, 2005, our revenue from the sale of market data represented about 16% of our total revenue. Due to industry consolidation among our market data vendors, our year-end subscription levels decreased 8% during 2003, remained relatively flat in 2004 and decreased 2% in 2005. If we continue to experience an overall trend of declining subscription levels, we may lose market data fee revenue if we are unable to continue to recover that lost revenue through terminal usage fees, increased transaction fees or the development of alternative market data products.

Our Cost Structure is Largely Fixed

Our cost structure, with the exception of any stock-based compensation, is largely fixed. We base our overall cost structure on historical and expected levels of demand for our products and services. If demand for our products and services and our resulting revenues decline, we may not be able to adjust our cost structure on a timely basis. If we are unable to reduce our costs in the amount that our revenues decline, our profitability could be materially adversely affected.

Our Average Rate Per Contract is Subject to Fluctuation due to a Number of Factors and, as a Result, May Not be a Reliable Indicator of Our Average Rate Per Contract in any Future Period

Our average rate per contract, which is a measure of our exchange and clearing revenue relative to our total reported contract volume, fluctuates due to a number of factors, including: the exchange and clearing fee structure, types of products transacted, mix of transactions on the electronic trading and open auction platforms, persons initiating transactions (e.g., member or customer) and availability of any exchange incentives. As a result, our average rate per contract reported in any particular period may not be a reliable indicator of our average rate per contract in any future period.

Our Business is Subject to Risks Related to Our Real Estate Holdings

Revenue from our real estate operations represented about 5% of our operating revenue for the year ended December 31, 2005. Lower occupancy rates, market rental rates and non-renewal of leases by tenants could have a material adverse effect on revenue from building operations. Any decrease in leased space could also affect future building service revenue if there is no corresponding demand for the vacated office space. Furthermore, most of our tenants are engaged in businesses that are directly or indirectly related to the brokerage/trading industry or related areas of financial services and adverse business conditions affecting those businesses could have a material adverse effect on our occupancy rates and building services revenues.

We Are Dependent Upon Distributions and Dividends From Our Operating Subsidiaries to Meet Our Obligations

CBOT Holdings has no business operations of its own. CBOT Holdings is a holding company and its only significant asset consists of a special membership in the CBOT. This membership entitles CBOT Holdings to all dividends and distributions, including proceeds upon liquidation, from the CBOT. As a result, CBOT Holdings relies exclusively upon distributions from the CBOT in order to meet its obligations. We expect that most of the earnings and cash flow of the CBOT will continue to be retained and used by it in its operations, including for purposes of servicing debt obligations it has now or may incur in the future.

Risks Relating to Regulation and Litigation

The Legal Framework for Our Industry Has Been Modified to Lower Barriers to Entry and Decrease Continuing Regulatory Costs for Competitors

Our industry has been subject to several fundamental regulatory changes, including changes in the statute under which we have operated since 1974. In the past, the Commodity Exchange Act generally required all futures contracts to be executed on an exchange that has been approved by the CFTC. The exchange trading requirement was modified by CFTC regulations to permit privately negotiated swap contracts to be transacted in the over-the-counter market. The CFTC exemption under which the over-the-counter derivative market operated precluded the over-the-counter market from avoiding CFTC regulation for exchange-like electronic transaction systems and clearing. These regulatory restrictions on the over-the-counter market were repealed by the Commodity Futures Modernization Act of 2000. It is possible that the chief beneficiaries of the Commodity Futures Modernization Act will be over-the-counter dealers and competitors that operate or intend to open electronic trading facilities or to conduct their futures business directly among themselves on a bilateral basis. The customers who may access such electronic exchanges or engage in such bilateral private transactions are the same customers who conduct the vast majority of their financial business on regulated exchanges. The Commodity Futures Modernization Act also permits banks, broker-dealers and some of their affiliates to engage in foreign exchange futures transactions for or with retail customers without being subjected to regulation under the Commodity Exchange Act.

In the future, our industry may become subject to new regulations or changes in the interpretation or enforcement of existing regulations. We cannot predict the extent to which any future regulatory changes may materially adversely affect our business.

We May Not Be Able to Maintain Our Self-Regulatory Responsibilities

Some financial services regulators have publicly stated their concerns about the ability of a financial exchange, organized as a for-profit corporation, to adequately discharge its self-regulatory responsibilities. Our regulatory programs and capabilities contribute significantly to our brand name and reputation. Although we believe that we will be permitted to maintain these responsibilities, we cannot assure you that we will not be required to modify or restructure our regulatory functions in order to address these or other concerns. Any such modifications or restructuring of our regulatory functions could entail material costs for which we have not currently planned.

We Are Subject to Significant Risks of Litigation

Many aspects of our business involve substantial risks of liability. For example, dissatisfied customers frequently make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. We may become subject to these claims as the result of failures or malfunctions of systems and services provided by us. We could incur significant legal expenses defending claims, even those without merit. An adverse resolution of lawsuits or claims against us could have a material adverse effect on our reputation, business, financial condition and/or operating results.

We are currently subject to various litigation matters. We cannot assure you that we will be successful in defending any of these matters, and resulting adverse judgments could have a material adverse effect on us.

Any Infringement by Us on Patent Rights of Others Could Result in Litigation and Could Materially Adversely Affect Our Operations

Our competitors as well as other companies and individuals may obtain, and may be expected to obtain in the future, patents that concern products or services related to the types of products and services we offer or plan to offer. We cannot assure you that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products, services or technologies. Claims of infringement are not uncommon in our industry. For example, we believe that in recent years Trading Technologies International, Inc. has filed numerous lawsuits against derivatives industry participants, alleging infringement of certain patents relating to Trading Technologies’ trading software. Although we do not believe that Trading Technologies has sued any exchanges, Trading Technologies has indicated that it intends to protect its intellectual property, and we cannot assure you that Trading Technologies will not take such actions in the future.

In general, if one or more of our products, services or technologies were to infringe patents held by others, we may be required to stop developing or marketing the products, services or technologies, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products, services or technologies in such a way as to avoid infringing on the patent claims. If we were unable to obtain these licenses and were required to redesign or stop developing or marketing our products, services or technologies to avoid infringement, we may not be able to redesign, and could be required to stop developing or marketing, our products, services or technologies, which could materially adversely affect our business, financial condition and operating results.

We May Not Be Able to Protect Our Intellectual Property Rights

We rely primarily on trade secret, copyright, service mark, trademark law and contractual protections to protect our proprietary technology and other proprietary rights. Notwithstanding that we take precautions to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. We also seek to protect our software and databases as trade secrets and under copyright law. We have copyright registrations for certain of our software, user manuals and databases. The copyright protection accorded to databases, however, is fairly limited. While the arrangement and selection of data generally are protectable, in many instances the actual data are not, and others may be free to create databases that would perform the same function. In some cases, including a number of our most important products, there may be no effective legal recourse against duplication by competitors. In addition, in the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources, either of which could materially adversely affect our business.

Member Misconduct Could Harm Us and is Difficult to Detect

Although we perform significant self-regulatory functions, there have been a number of highly publicized cases involving fraud or other misconduct in the futures industry in recent years. We run the risk that the holders of Class B memberships in the CBOT, other persons who use our markets or our employees will engage in fraud or other misconduct, which could result in regulatory sanctions and serious reputational harm. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 141 West Jackson Boulevard, Chicago, Illinois 60604. Our telephone number is (312) 435-3500.

We own the three buildings, located at the property at 141 West Jackson Boulevard, which consist of a total of approximately 1,523,077 square feet. We occupy approximately 536,549 square feet of office, trading floor and support space. We lease the remaining space in this building to third parties. The trading area has state-of-the-art wallboard price display systems, order routing and communications systems.

In addition, we lease 1,191 square feet of office space at 1455 Pennsylvania N.W. in Washington, D.C. This space houses our government relations operations. The current lease on the Washington office space expired on January 31, 2001 and is currently being renewed on a month-to-month basis.

We also lease approximately 300 square feet of space at 55 Broadway in New York from LIFFE US. The New York office was established to better serve market participants located in or near New York. The current lease expired on March 31, 2005 and automatically renews on a quarterly basis thereafter until terminated by one of the parties.

We lease 1,880 square feet of office space at 1 George Yard in London, England, which is used by our European marketing staff. The current lease on the London office expires in December 2013.

We believe that our facilities are adequate for our current operations and that additional space can be obtained if needed.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this document, except as described below, we are not a party to any litigation or other legal proceeding that, in our opinion, could have a material adverse effect on our business, operating results or financial condition.

On October 15, 2003, Eurex US filed an antitrust action in federal court against the CBOT and the CME alleging that the companies illegally attempted to block its entrance into the U.S. market and charging the CBOT and the CME with having violated the Sherman Act, among other things, by offering financial inducements, valued at over $100 million, to shareholders of The Clearing Corporation to vote against a proposed restructuring of The Clearing Corporation. Eurex subsequently amended its complaint to make additional charges, including a claim that the CBOT and the CME misrepresented Eurex’s qualifications in their lobbying of Congress and the CFTC. Eurex seeks treble damages under the antitrust laws, injunctive relief enjoining the alleged antitrust violations and compensatory and punitive damages for alleged tortious interference with prospective business opportunities.

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

On June 6, 2005, the CBOT and CME filed a joint motion to dismiss the second amended complaint, which the court denied on August 22, 2005. On October 5, 2005, the CBOT filed its answer and defenses to the second amended complaint.

Management believes that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position, although an adverse determination could be material to our results of operations or cash flows in any particular period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.    EXECUTIVE OFFICERS AND KEY EMPLOYEES OF REGISTRANT

The following is a list of our executive officers and certain key employees and their ages, positions and certain related information as of February 23, 2006:

Bernard W. Dan, 45, was appointed by the board to serve as President and Chief Executive Officer in November 2002 and has served as a non-voting director since 2002. He served as an Executive Vice President from July 2001 until his appointment. From 1985 until July 2001, Mr. Dan worked in a number of different senior capacities for Cargill Investor Services Inc. and its affiliates, including, Asia Pacific Regional Head, Head of Global Execution and, most recently, President.

William M. Farrow III, 51, has served as Executive Vice President and Chief Information Officer since July 2001. From 1996 until July 2001, Mr. Farrow served as Senior Vice President for Bank One Corp. As Senior Vice President his responsibilities included eCommerce/eBusiness management, technology sales management and technology platform development and conversion.

Bryan T. Durkin, 45, has served as Executive Vice President and Chief Operating Officer since December 2003. Prior to that time, Mr. Durkin served as Senior Vice President and Administrator, Office of Investigations & Audits and Order Routing from February 2000 to June 2001. From December 1999 to February 2000, Mr. Durkin served as Senior Vice President, Office of Investigations & Audits. From December 1993 through December 1999, he served as Vice President & Deputy Administrator, Office of Investigations & Audits.

Christopher Malo, 49, has served as Executive Vice President of Marketing and Business Development since March 2005. Prior to that time, Mr. Malo held various executive positions with Cargill Investor Services, Inc., including Senior Vice President, Investor Product Group from 2003 to 2004, Senior Vice President, Global Business Development from 2001 to 2003 and Senior Vice President, Global Operations and North American Geography from 1999 to 2001.

Glen M. Johnson, 57, has served as Senior Vice President and Chief Financial Officer since February 1995. From December 1982 to February 1995, he was Vice President and Treasurer of the CBOT.

James (Chip) Bennett, 51, has served as Senior Vice President, Technical Solutions since November 2001. From August 2001 to November 2001, Mr. Bennett served as Managing Director of Information Technology. Prior to that time, Mr. Bennett was Senior Vice President at Bank One, where he managed information systems, since 1980.

Robert D. Ray, 52, has served as Senior Vice President, Business Development since March 2003. Mr. Ray served as Vice President of Business Development from October 2002 to March 2003. Prior to that time, Mr. Ray was a Principal at Robertson Stevens Inc. from February 2000 to October of 2002 responsible for Listed Derivatives Trading and Chicago Branch Manager. Prior to that time, Mr. Ray was a Senior Vice President at Dean Witter Reynolds Inc. from July 1986 until July 1997 continuing with the successor company Carr Futures from July 1997 until February 2000 as Senior Vice President and Head of Listed Equity Derivatives.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock has traded on the New York Stock Exchange, or the NYSE, under the symbol “BOT” since October 19, 2005. Prior to that time, there was no public market for our Class A common stock. The following table sets forth the range of high and low sales prices on the NYSE of the Class A common stock for the periods indicated, as reported by the NYSE.

Fiscal Year 2005

	High	Low
Fourth Quarter(1)	$134.50	$79.50

(1)	October 19, 2005 through December 31, 2005

Our Class B common stock is neither listed nor publicly traded. As of February 23, 2006, there were approximately 2,300 holders of record of our Class A common stock and one holder of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock. However, we currently intend to pay regular quarterly dividends to holders of Class A common stock at some future date. The ultimate decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness, contractual limitations and other considerations our board of directors deems relevant.

Use of Proceeds

On October 18, 2005, our registration statement on Form S-1 (File No. 333-124730) covering the initial public offering of 3,670,212 shares of our Class A common stock for an aggregate price of $198,191,448 was declared effective under the Securities Act of 1933, as amended, and the offering commenced in connection therewith on the same date.

Our initial public offering was completed on October 24, 2005. Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. served as joint book-running managers and Citigroup Global Markets Inc., Keefe, Bruyette & Woods and Sandler O’Neill & Partners, L.P. served as co-managers for the offering. As part of the offering, we sold 2,940,486 shares of our Class A common stock and certain selling stockholders sold 251,003 shares of Class A common stock held by them. In addition, we also sold 478,723 shares of our Class A common stock pursuant to the exercise in full by the underwriters of their over-allotment option.

The initial public offering price was $54.00 per share. We did not receive any of the proceeds from the shares of Class A common stock sold by the selling stockholders. Net proceeds to us, which were the gross proceeds to us of $184.6 million less underwriting discounts and commissions of about $12.4 million and offering expenses of approximately $2.7 million, from the initial public offering, including shares sold pursuant to the over-allotment option, were approximately $169.5 million.

We intend to use these net proceeds for general corporate purposes, including development of our technology infrastructure, capital expenditures and working capital. We may also use a portion of the net proceeds for financing possible acquisitions and investments.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

(in thousands, except per share data and headcount)

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001
Income Statement Data:
Total revenues	$466,573	$380,193	$381,302	$308,273	$251,731
Total operating expenses	333,946	305,970	264,488	249,240	240,174

Income from operations	132,627	74,223	116,814	59,033	11,557
Total income taxes	55,623	32,809	22,511	24,295	5,297

Income before cumulative effect of change in accounting principle, equity in loss of unconsolidated subsidiary and minority interest in consolidated subsidiary	77,004	41,414	94,303	34,738	6,260
Cumulative effect of change in accounting principle—net of tax	—	—	—	—	(51)
Equity in loss of unconsolidated subsidiary—net of tax	(461)	(479)	(656)	(427)	—
Minority interest in (income) loss of subsidiary	—	1,050	(62,940)	—	—

Net income	$76,543	$41,985	$30,707	$34,311	$6,209

Earnings per share:(1)
Basic	$1.09	n/a	n/a	n/a	n/a
Diluted	$1.09	n/a	n/a	n/a	n/a

Weighted average diluted shares	50,055	n/a	n/a	n/a	n/a

Balance Sheet Data:
Cash and short-term investments	$341,209	$105,427	$142,666	$85,790	$53,167
Total assets	685,867	460,416	483,981	354,197	341,891
Total liabilities	144,105	166,825	169,758	135,161	156,419
Short-term borrowings	19,366	20,359	19,665	10,714	18,398
Long-term borrowings	10,716	31,074	50,045	42,857	58,324
Minority interest	—	—	62,940	—	—
Total equity	$541,762	$293,591	$251,283	$219,036	$185,472

Other Data:
Reported trading volume	674,651	599,994	454,591	343,883	260,333
e-cbot trading volume	438,148	349,608	235,718	129,326	52,559
Average daily volume	2,677	2,372	1,804	1,365	1,037
Number of full time employees at end of period(2)	673	713	694	657	661
Shares outstanding at end of period	52,787	n/a	n/a	n/a	n/a
Average rate per contract	$0.517	$0.461	$0.631	$0.596	$0.518
Stock-based compensation	$1,774	n/a	n/a	n/a	n/a
Depreciation and amortization	$54,921	$46,011	$32,869	$37,438	$44,228
Capital expenditures	$40,236	$51,254	$46,062	$22,675	$16,358
Cash flow from operations	$134,052	$102,460	$114,467	$78,902	$55,150
Operating margin	28%	20%	31%	19%	5%
Effective tax rate	42%	44%	19%	41%	46%

(1)	Income used in the calculation of earnings per share for 2005 only includes earnings allocated to the period after April 22, 2005, the date we completed our restructuring transactions. Weighted-average number of shares used in the calculation is based on the average number of shares outstanding after April 22, 2005. See Note 16 to the financial statements for more information.
(2)	These numbers do not include employees of our subsidiary that manages our office building located in Chicago.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. Historical results are not necessarily indicative of results for any future period. See “Forward-Looking Statements.”

Overview

Through our exchange subsidiary, the Board of Trade of the City of Chicago, Inc. (the “CBOT”), we operate a marketplace for the trading of interest rate, agricultural, equity index and metals, energy and other futures contracts, as well as options on futures contracts. We offer side-by-side trading of many of our products across both electronic and open-auction trading platforms with leading technology infrastructure, which we believe provides unique trading opportunities by offering deep liquidity coupled with transparency that affords all market participants the ability to compete openly for outstanding orders. Our agricultural products are currently traded during the normal trading day on our open-auction platform and after hours on our electronic trading platform.

Our market participants include many of the world’s largest banks, investment firms and commodities producers and users. Other market users include financial institutions, such as public and private pension funds, mutual funds, hedge funds and other managed funds, insurance companies, corporations, commercial banks, professional independent traders and retail customers.

We derive a substantial portion of our revenue from exchange fees and clearing fees directly related to the trading in our markets, which accounted for 57% and 18%, respectively, of our total revenue in 2005. In addition, we derive revenue from the sale of market data indirectly related to trading in our markets, which accounted for 16% of our total revenue in 2005. We also own and operate three office buildings in the City of Chicago, which accounted for 5% of our total revenue in 2005.

Our long-term goal is to enhance stockholder value by increasing the volume of contracts traded on our markets and increasing our operating margin. To increase volume we seek to develop and promote contracts designed to satisfy the evolving trading, hedging and risk management needs of market participants worldwide, and to increase our share of the global derivatives market. We also seek to introduce new technology and functionality to enhance the distribution, accessibility, liquidity and usability of our products. To increase our operating margin, our goal is to control baseline expenses, increase contract volume on existing benchmark products, develop new products and expand the use of market data and other services.

Our revenue in 2005 grew 23% versus 2004 and our operating margin grew from 20% to 28%. These results were due in part to an increase in trading volume of 12% and increases in exchange fee rates implemented in January and October 2005, and were offset in part by charges in the fourth quarter 2005 for employee severance expense and stock-based compensation expense of $3.0 million and $1.8 million, respectively.

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

On October 24, 2005, we completed an initial public offering of our Class A common stock. We sold a total of 3,419,209 shares of our Class A common stock at an initial public offering price of $54.00 per share, resulting in net proceeds, after underwriting discounts and commissions and direct expenses, of approximately $169.5 million. In addition, certain stockholders sold 251,003 shares of Class A common stock in the offering. We did not receive any of the proceeds from the shares of Class A common stock sold by the selling stockholders. We intend to use these net proceeds for general corporate purposes, including development of our technology infrastructure, capital expenditures and working capital. We may also use a portion of the net proceeds for financing possible acquisitions and investments.

The following is a summary discussion of certain aspects of our business that are important to understanding our financial condition, results of operations and cash flows:

Exchange Fees

Our largest source of operating revenue is exchange fee revenue. Exchange fee revenue is a function of three variables: (1) exchange fee rates, determined for the most part by contract type, trading venue and membership/customer status; (2) trading volume; and (3) transaction mix between contract type, trading venue and membership customer status. Because our exchange fee rates are assessed on a per transaction basis, our exchange fee revenue is directly correlated to the volume of contracts traded on our markets. While exchange fee rates are established by us, trading volume and transaction mix are primarily influenced by factors outside our control. These external factors include: price volatility in the underlying commodities or equities, interest rate or inflation volatility, changes in U.S. government monetary or fiscal policies, agricultural or trade policies, weather conditions in relation to agricultural commodities, and national and international economic and political conditions.

Derivatives exchanges have experienced increased trading volume in recent years. According to industry sources, total global volume for listed futures and options on futures was 3.4 billion, 3.9 billion and 4.6 billion contracts traded in 2003, 2004 and 2005, respectively, representing year over year growth of 16% during 2004 and 2005. We have also experienced increases in trading volume over the last several years. Our total volume was 454.6 million, 600.0 million and 674.7 million contracts traded in 2003, 2004 and 2005, respectively, representing annual growth of 32% in 2004 and 12% in 2005. Trading volume levels in 2003, 2004 and 2005 were each consecutive CBOT record highs.

The following chart summarizes trading volume by product category, as well as the portion of total trading volume executed on our electronic trading platform, e-cbot powered by LIFFE Connect®. The table also includes total trading fees, average rate per contract, total volume-based expenses and average volume-based expense per contract (in thousands, except per contract rates):

	2005		2004		2005 vs 2004		2003		2004 vs 2003
Trading Volume	Total	% of Total	Total	% of Total	Change	% Change	Total	% of Total	Change	% Change
Interest Rate	554,091	82%	490,039	82%	64,052	13%	365,839	81%	124,200	34%
Agriculture	91,872	14%	85,149	14%	6,723	8%	72,983	16%	12,166	17%
Equity Index	27,408	4%	24,038	4%	3,370	14%	15,546	3%	8,492	55%
Metals, Energy & Other	1,280	0%	768	0%	512	67%	223	0%	545	244%

Total	674,651	100%	599,994	100%	74,657	12%	454,591	100%	145,403	32%

e-cbot Volume	438,148	65%	349,608	58%	88,540	25%	235,718	52%	113,890	48%
Trading Fees(1)	$349,094		$276,437		$72,657	26%	$286,879		$(10,442)	-4%
Average Rate per Contract(2)	$0.517		$0.461		$0.056	12%	$0.631		$(0.170)	-27%
Volume-based expenses(3)	$70,666		$60,934		$9,732	16%	$28,573		$32,361	113%
Volume-based expenses per Contract(4)	$0.105		$0.102		$0.003	3%	$0.063		$0.039	62%

(1)	Comprised of total exchange and clearing fee revenue.
(2)	Represents total trading fees divided by total reported trading volume.
(3)	Comprised of clearing services and contracted license fees.
(4)	Represents volume-based expense divided by total reported trading volume.

2005 Volume Growth

Trading volume growth in 2005 was largely attributable to growth in trading volume of our interest rate products. Interest rate products primarily consist of our U.S. Treasury complex, which includes contracts on 30-year U.S. Treasury bonds, 10-, 5-, and 2-year Treasury notes, as well as 30-Day Federal Funds. Agriculture and equity index products also contributed modestly to our recent trading volume growth.

Some factors that we believe affected annual trading volume growth in contracts on U.S. Treasury securities include expanded distribution of direct connections to e-cbot, increased educational programs on our U.S. Treasury complex and new volume-driving market making programs on e-cbot for certain U.S. Treasury contracts. The growth in trading volume in our agriculture products we believe was largely the result of the drought-like weather experienced in many of the Midwestern states in the spring and summer of 2005. Our equity index growth we believe is due to marketing efforts around those products as well as from liquidity provided by electronic market makers.

While not certain, we expect that the factors that contributed to recent volume growth in contracts on interest rate and equity index contracts will continue to contribute to future volume levels. However, additional factors may arise that could offset future increases in contract trading volume or result in a decline in contract trading volume, such as new or existing competition or other events. Accordingly, you should understand that our recent contract trading volume history may not be an indicator of future contract trading volume results.

2004 Volume Growth

Trading volume growth in 2004 was also largely attributable to growth in trading volume of our interest rate products. Volume on these contracts represented 81% of the volume growth from 2003 to 2004. Factors that we believe affected 2004 trading volume in contracts on U.S. Treasury securities include the volatility in the underlying cash markets for such securities, the tightening of credit markets and the level of deficit spending by the U.S. government. Also, we believe that corporate scandals and associated credit problems that were surfacing at that time led companies to become more conservative in the management of their credit risk and, therefore, that such companies increased their use of derivative instruments on regulated exchanges such as the CBOT, which is regulated by the CFTC and whose contracts are guaranteed through the CME/CBOT Common Clearing Link. Other factors that we believe affected 2004 trading volume in contracts on U.S. Treasury securities include expanded distribution and lower pricing. During 2003, we expanded the distribution of our products to large European institutional trading firms to attract new trading volume. Also, we lowered exchange fees at the beginning of 2003 and on select contracts at the beginning of 2004.

Clearing Fees

In November 2003, we began to transition clearing services for certain products to the CME/CBOT Common Clearing Link. This transition was completed by January 2004. Under the terms of our arrangement with the CME, we receive clearing fees in respect of each side of a trade made either on our electronic trading or open-auction platforms that is cleared through the CME/CBOT Common Clearing Link. We received no clearing fees under our arrangement for clearing services provided by our former clearing services provider. The aggregate amount of clearing fees received by us is based upon contract trading volume in our products and, therefore, will fluctuate based on the same factors that affect our trading volume. Clearing fees accounted for 18% of our total revenues in 2005 and 19% in 2004.

Market Data

We derive additional revenue from the sale of market data generated by trading in our markets. Because we are the principal market for our products, our price information has value as a key indicator of the financial and agricultural markets. To some extent, revenues from the sales of our market data are also dependent upon volume, as well as our ability to remain a principal market and to respond to innovations in technology that may affect the availability, reliability and price of market data. Sales of market data accounted for 16% of our total revenues in 2005 and 17% in 2004.

Building Revenues

We rent commercial space in the buildings that we own. These revenues are generally affected by market rental rates, lease renewals and business conditions in the financial services industry in which most of our tenants operate. Building expenses are dependent on variable utility costs, cleaning expenses, real estate taxes and other general operating costs.

Service Revenues

We derive revenue from the provision of various services to our trading community in relation to their trading activities. These consist of telecommunication and connectivity services to allow access to our trading platforms, as well as general services such as trading floor amenities and trader documentation and security authorization.

Operating Expenses

Our expenses are generally incurred to support our electronic trading and open-auction platforms, and to a lesser extent, our building operations. We consider some of our expenses to be volume-based, meaning they are primarily based on trading volume levels and will therefore vary directly with trading activity. Others we consider to be baseline expenses, meaning they are generally fixed and independent of trading volume. Volume-based expenses include clearing services and license fees. Baseline expenses include salaries and benefits, depreciation and amortization, information technology, professional services, general and administrative expenses, building operating costs, program expenses and interest expense. Finally, we incur some expenses that we do not consider to be volume-based or baseline expenses. These expenses include items such as asset impairments, litigation settlements and severance-related charges.

Segments

We have identified two reportable operating segments: exchange trading and real estate operations. The exchange trading segment primarily consists of revenue and expenses from both the electronic and open-auction trading platforms, as well as from the sale of related market data to vendors and from clearing fees. The real estate operations segment consists of revenue and expenses from renting and managing our real estate. We allocate indirect expenses to each operating segment. The revenue and income attributable to the real estate operations segment is a small percent of total revenues and income. We identify real estate operations as a reportable segment primarily due to the amount of assets, which consist of owned building space in the City of Chicago, attributable to real estate operations. The following discussion of the results of operations primarily focuses on the exchange trading segment, with discussion of the real estate operations being made only when it is significant.

Results of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004

Net Income

Net income for 2005 was $76.5 million, 82% higher than net income for 2004. This growth was primarily a result of a $86.4 million increase in revenues in 2005 and baseline expenses growing at a slower rate than revenue during the year.

Revenues

Revenues for 2005 increased 23%, or $86.4 million, to $466.6 million compared to 2004. The increase in revenues in 2005 was primarily due to increases in exchange fee rates in January and October 2005, which accounted for $38.3 million of the increase, higher trading volumes, which accounted for $34.4 million of the increase, and price increases for market data in January 2005, which accounted for $8.1 million of the increase.

During 2005, we experienced refund requests that were less than historical rates and we lowered our exchange fee rebate accrual in the fourth quarter of 2005. As a result, during the first three quarters of 2005 we accrued approximately $2.0 million for potential refund requests, whereas in the fourth quarter we reduced the accrual by about $1.1 million.

The following chart provides revenues by source (in thousands):

	Year Ended December 31,
	2005	2004	% Change
Exchange fees	$266,957	$202,881	32%
Clearing fees	82,137	73,556	12%

Trading fees	349,094	276,437	26%
Market data	73,882	64,234	15%
Building	22,161	22,428	-1%
Services	15,296	13,720	11%
Dues	—	—	n/a
Other	6,140	3,374	82%

Total revenues	$466,573	$380,193	23%

The following table provides trading fees, which include exchange fees and clearing fees, per reported contract traded at the product and platform levels:

	Year Ended December 31,
	2005	2004	% Change
Interest rate	$0.487	$0.422	15%
Agriculture	$0.645	$0.661	-2%
Equity index	$0.669	$0.551	21%
Metals, energy & other	$1.359	$0.775	75%

Total average rate per contract	$0.517	$0.461	12%
e-cbot	$0.427	$0.344	24%
Open-auction	$0.491	$0.494	-1%
Off-exchange	$2.232	$1.733	29%

The average rate per contract traded, which is total trading fees divided by total reported trading volume, for 2005 was $0.517, 12% more than the $0.461 average rate per contract traded in 2004. The average rate per contract traded increased in the current year primarily due to exchange fee increases initiated in January 2005 and October 2005 for certain trades on e-cbot (mainly for U.S. Treasury products traded on e-cbot).

Operating Income

Income from operations increased 79%, or $58.4 million, in 2005. Operating income from the exchange trading segment increased $60.3 million from the prior year, whereas operating income from the real estate operations segment decreased $1.9 million to a loss of $0.4 million in 2005.

The exchange trading segment increase in 2005 was largely the result of increases in exchange fee rates, trading volume and market data prices, partially offset by moderate baseline expense growth. The real estate operations segment decrease was primarily the result of higher real estate taxes, bad debt expense, and allocated overhead, as well as relatively flat building lease revenues.

Expenses

Operating expenses increased 9% in 2005 compared to 2004. Operating expenses as a percent of total revenues decreased from 80% in 2004, to 72% in 2005, resulting in an operating margin of 28% in 2005 compared to 20% in 2004. Our 2005 revenue growth was primarily driven by increased exchange fees, increased trading volume and increased market date fees. Our operating margin increased in 2005 because our operating expenses grew at a lesser rate than revenues because these 2005 revenue growth drivers only marginally increased expenses. The increase in trading volume led to a 16% increase in our volume-based expenses. These expenses, however, only constituted 21% of total operating expenses in 2005. The increase in exchange fees and market data fees had no direct effect on operating expenses.

The following chart illustrates operating expenses and income from operations in total and as a percent of total revenues (in thousands):

	Year Ended December 31,
	2005	2004	% Change
Total revenues	$466,573	$380,193	23%
Expenses:
Clearing services	63,810	54,755	17%
Contracted license fees	6,856	6,179	11%

Volume-based expenses	70,666	60,934	16%
Salaries and benefits	75,150	70,046	7%
Depreciation and amortization	54,921	46,011	19%
Professional services	20,553	27,910	-26%

General and administrative expenses	21,575	20,302	6%
Building operating costs	25,700	24,315	6%
Information technology services	44,599	36,953	21%
Programs	10,515	10,724	-2%
Interest	2,958	4,703	-37%

Baseline expenses	255,971	240,964	6%
Litigation	4,000	3,500	14%
Severance and related costs	3,309	572	478%

Other expenses	7,309	4,072	79%
Operating expenses	333,946	305,970	9%

Income from operations	$132,627	$74,223	79%

	As a % of Revenue
Volume-based expenses	15%	16%
Base line expenses	55%	63%
Other expenses	2%	1%

Operating expenses	72%	80%
Operating Margin	28%	20%

Volume-based Expenses

Volume-based expenses increased $9.7 million, or 16%, in 2005 versus 2004. Since these expenses are tied to our trading volume, we expect increases in volume-based expenses during periods of trading volume growth such as experienced in 2005. The average volume-based expense per contract was generally consistent between the annual and fourth quarter periods, ranging from $0.102 to $0.105 per contract.

The average rate per cleared trade that we paid for clearing services in 2005 was 4% higher than the rate paid in 2004 due to the lapse of negotiated clearing service fee reductions available to us in 2004 that did not continue into 2005. This increase in the average rate in 2005 accounted for the fact that volume-based expenses grew at a rate of 16% during such period whereas the trading volume growth rate was only 12% during the year.

Baseline Expenses

Baseline expenses increased $15.0 million, or 6%, in 2005 versus 2004. In 2005, these expenses decreased to 55% of total revenues from 63% of total revenues in 2004. By managing the increases in baseline expenses, our revenue growth caused our operating margin to rise to 28% in 2005, from 20% in 2004.

Within baseline expenses, depreciation and amortization increased $8.9 million in 2005 versus 2004 and expenses related to information technology services increased $7.6 million over the same periods. These increases were offset to a degree by decreased professional services of $7.4 million in 2005 versus the prior year. These fluctuations primarily relate to our investment strategy as to the technology supporting our electronic and open-auction trading platforms. Also, baseline expenses in 2005 included $1.8 million of non-cash, stock-based compensation expense related to stock awards made upon the completion of our initial public offering, of which $1.4 million was recorded in salaries and benefits and $0.4 million was recorded in professional services.

Depreciation and amortization charges increased 19% to $54.9 million in 2005. The increase was primarily the result of assets placed into service during 2005 and at the end of 2004. Specifically, additional depreciation of approximately $6.5 million was recorded on software and equipment for various technological enhancements to the electronic and open-auction trading platforms. Various building improvements and projects finished during 2005 led to about $0.5 million of additional depreciation.

Information technology services expense increased 21% to $44.6 million in 2005. The increase was primarily the result of $4.2 million of increased maintenance charges for our hardware and software systems on the technology supporting our trading platforms. Also, costs associated with connections to our electronic trading system increased $3.0 million as we continued to add more customers to our electronic trading platform.

Professional services expense decreased 26% to $20.6 million in 2005. This decrease was primarily due to a decrease of $8.5 million in costs for consultants and programmers primarily used for modifications to our various trading technologies. Consultant expenses were higher in 2004 as we chose to supplement our staffing levels to coordinate and implement all of our technology projects in a timely fashion with minimal additions to staff. We continuously monitor our staffing needs and strive to utilize an appropriate level of both employee and consulting staff based on anticipated operational and developmental needs. At the end of 2005, we announced a realignment of our technology resources and a related workforce reduction, which affected approximately 40 people, or about 5% of our total workforce.

Other Expenses

In December 2005, we recorded accrued severance costs of $3.0 million related to the realignment of technology resources and related workforce reduction and the departure of our former general counsel. We expect that the majority of this accrual will be paid in 2006.

Litigation settlement expense of $4.0 million and $3.5 million was recognized in 2005 and 2004, respectively. These charges represent the payments made to plaintiffs’ lawyers in an agreement made to settle the lawsuit brought by certain Associate, GIM, IDEM and COM members of the CBOT relating to the proposed allocation of equity in the restructuring of the CBOT. No further payments by the CBOT are required under the settlement agreement.

Income Taxes

The effective income tax rate for 2005 and 2004 was 42% and 44%, respectively, which is higher than our 40% combined federal and state statutory tax rate. The effective tax rate was higher than our statutory rate in 2005 because of the $4.0 million litigation settlement expense which is not deductible for tax purposes, as well as approximately $2.4 million of costs related to our restructuring process that are also not deductible for tax purposes. In 2004, the $3.5 million litigation settlement expense and restructuring costs of approximately $4.1 million caused our effective tax rate to exceed our statutory rate.

Year ended December 31, 2004 compared to year ended December 31, 2003

Net Income

Net income for 2004 was $42.0 million, 37% higher than net income for 2003. This increase was primarily a result of a $64.0 million decrease in our minority interest charges in 2004 versus 2003, offset to a degree by increased operating expenses of $41.0 million in 2004 versus 2003.

Minority interests recorded in 2004 and 2003 related to our controlling general partner interest in Ceres Trading Limited Partnership (“Ceres”) through which we historically conducted our electronic trading activities. On November 18, 2003, our Board of Directors decided to cease conducting the electronic trading business through Ceres as of December 31, 2003. Ceres was thereby dissolved on December 31, 2003 and was subsequently liquidated with its assets distributed to its partners in accordance with the terms of the Ceres limited partnership agreement.

Minority interest in the loss of a subsidiary was $1.1 million in 2004 versus $62.9 million of minority interest in the income of a subsidiary in 2003. The Ceres loss in 2004 represented wind up activities as the assets of Ceres were liquidated. The liquidation process was completed in 2004, with the final distribution to Ceres partners made in December 2004.

Revenues

Revenues for 2004 were $380.2 million, approximately equivalent to the $381.3 million recorded during 2003. The following chart provides revenues by source (in thousands):

	Year Ended December 31,
	2004	2003	% Change
Exchange fees	$202,881	$285,721	-29%
Clearing fees	73,556	1,158	6,252%

Trading fees	276,437	286,879	-4%
Market data	64,234	55,850	15%
Building	22,428	20,061	12%
Services	13,720	16,060	-15%
Other	3,374	2,452	38%

Total revenues	$380,193	$381,302	0%

The following table provides trading fees, which include exchange fees and clearing fees, per reported contract traded at the product and platform levels:

	Year Ended December 31,
	2004	2003	% Change
Interest rate	$0.422	$0.649	-35%
Agriculture	$0.661	$0.552	20%
Equity index	$0.551	$0.524	5%
Metals, energy & other	$0.775	$1.312	-41%

Total average rate per contract	$0.461	$0.631	-27%
e-cbot	$0.344	$0.804	-57%
Open-auction	$0.494	$0.489	1%
Off-exchange*	$1.733	n/a	n/a

*	Off-exchange transactions included in open-auction prior to 2004.

The average rate per contract traded, which is total trading fees divided by total reported trading volume, in 2004 was $0.461, 27% less than the $0.631 average rate per contract traded in 2003. The average rate per contract traded decreased in 2004 due to exchange fee price decreases initiated in February 2004 on selected contracts traded on our electronic trading platform in response to market conditions. Due to this fee reduction, the average fee per contract traded fell approximately $0.290 in 2004 versus 2003.

This reduction was offset to a degree by increased clearing fees which increased the average fee per contract by approximately $0.120 in 2004 versus 2003. Beginning in November 2003, we began to receive clearing fees in respect of each side of a trade made in our electronic trading and open-auction platforms that is cleared through the CME/CBOT Common Clearing Link. Prior to the establishment of the CME/CBOT Common Clearing Link, our members cleared transactions executed on our electronic trading and open-auction platforms through another third-party provider of clearing services who billed our members directly for clearing services, so no clearing fee revenue was recorded by us prior to November 2003.

Market data revenues increased $8.4 million in 2004, a 15% increase from 2003. The main component of market data revenues, quote fees, increased by $7.4 million due to a pricing increase for real time quotes instituted in January 2004. Other market data revenues increased approximately $1.0 million in 2004 versus 2003, primarily due to recent offerings of new market data products such as CBOT Advantage, a web-based quote and charting application which allows subscribers to create interactive charts with real-time data and DataExchange, which provides subscribers with web-based access to 30 years of historical CBOT market data.

Operating Income

Income from operations decreased 36%, or $42.6 million, in 2004. Operating income from the exchange trading segment decreased $46.0 million from the prior year, whereas operating income from the real estate operations segment increased $3.4 million from a loss of $1.8 million in 2003.

The exchange trading segment decrease was largely the result of a $82.8 million decrease in exchange fee revenues and a $13.3 million increase in segment depreciation, offset to a degree by increased net clearing income of $18.6 million and decreased license fees of $21.4 million. Exchange fees decreased in 2004 due to the fee cuts discussed previously. Depreciation increased in 2004 primarily due to the e-cbot system that was capitalized at the end of 2003. As discussed above, clearing service revenues and expenses were not recorded until November 2003 due to the arrangement with the clearing house utilized before that time to bill customers directly for clearing services. License fees decreased in 2004 due to the change in the provider of our electronic trading system.

The real estate operations segment increased by $3.4 million from a loss of $1.8 million in 2003, primarily as a result of increased building revenue of $2.4 million as building vacancy was reduced from 2003 levels due to the procurement of new tenants. Building segment results were also favorably affected by reduced interest expense of $0.7 million, due to lower debt levels on loans related to real estate.

Expenses

Operating expenses increased 16% in 2004 compared to 2003. Operating expenses as a percent of total revenues increased from 69% in 2003 to 80% in 2004, thereby lowering the operating margin to 20% in 2004 from 31% in 2003. In 2004, we experienced significant operating expense increases in clearing services and depreciation due to our new clearing arrangement and enhanced electronic trading system. We experienced sizable decreases in our technology costs and license fees due to more favorable licensing and operating agreements with the provider of our new electronic trading system as compared to those with our previous provider. While there were some significant variations in line item expenses between 2004 and 2003, we believe that our 2004 makeup of operating expenses was commensurate with the new business model we created at the end of 2003 and that our future operating expenses will be more comparable to those experienced in 2004 and 2005.

The following chart illustrates operating expenses and income from operations in total and as a percent of total revenues (in thousands):

	Year Ended December 31,
	2004	2003	% Change
Total revenues	$380,193	$381,302	0%
Expenses:
Clearing services	54,755	972	5533%
Contracted license fees	6,179	27,601	-78%

Volume-based expenses	60,934	28,573	113%
Salaries and benefits	70,046	64,122	9%
Depreciation and amortization	46,011	32,869	40%
Professional services	27,910	28,155	-1%

General and administrative expenses	20,302	18,455	10%
Building operating costs	24,315	25,042	-3%
Information technology services	36,953	56,116	-34%
Programs	10,724	5,891	82%
Interest	4,703	3,975	18%

Baseline expenses	240,964	234,625	3%
Litigation	3,500	—	N/A
Severance and related costs	572	1,290	-56%

Other expenses	4,072	1,290	216%
Operating expenses	305,970	264,488	16%

Income from operations	$74,223	$116,814	-36%

	As a % of Revenue
Volume-based expenses	16%	7%
Baseline expenses	63%	62%
Other expenses	1%	0%

Operating expenses	80%	69%
Operating Margin	20%	31%

Volume-based Expenses

Volume-based expenses increased $32.4 million in 2004 versus 2003 as a result of a $53.8 million increase in clearing fees offset in part by a $21.4 million decrease in contracted license fees. These significant fluctuations are a result of changing the structure of our technology supporting electronic trading.

Clearing service expense was $54.8 million in 2004 versus $1.0 million in 2003. Clearing service expense represents a contract trading volume-based fee we pay to our provider of clearing services. Accordingly, this expense varies in direct correlation with our trading volume. Also, as discussed above, 2004 clearing service expense represents the first full year effect of the November 2003 implementation of the CME/CBOT Common Clearing Link.

Contracted license fees in 2004 were $6.2 million, a 78% decrease from $27.6 million in the prior year. The decrease primarily relates to the licensing arrangements in place for the electronic trading platform being used in each period. Such fees were $2.1 million and $24.7 million in 2004 and 2003, respectively. The license for the LIFFE CONNECT® system software is fixed for the term of the license agreement. The a/c/e system software license was composed of a fixed fee as well as a variable quarterly fee based on daily a/c/e system volume. Other license fees were $4.1 million and $2.9 million in 2004 and 2003, respectively.

Baseline Expenses

Baseline expenses increased $6.3 million, or 3%, in 2004 versus 2003. In 2004, these expenses increased slightly to 63% of total revenues from 62% of total revenues in the prior year. While these ratios were fairly consistent between the two periods, there were significant variations between some individual line items related to the transition from our old electronic trading system to the e-cbot system.

Depreciation and amortization charges increased $13.1 million from $32.9 million in 2003 to $46.0 million in 2004. This increase related to additional depreciation of $12.4 million recorded on new software and equipment placed into service since November 2003 related to the e-cbot electronic trading system and the CME/CBOT Common Clearing Link.

Information technology services were $37.0 million in 2004, a 34% decrease from $56.1 million in 2003. The decrease is mostly the result of the transition in the fourth quarter of 2003 to the new e-cbot electronic trading system. The operating costs paid to maintain the e-cbot system were approximately $18.6 million less than those paid to operate the previous a/c/e system due to more favorable operating agreements with LIFFE.

Other Expenses

Litigation settlement expense of $3.5 million was recognized in 2004. This represents a payment made to plaintiffs’ lawyers in an agreement made to settle the lawsuit brought by certain Associate Members, GIMs, IDEMs and COMs relating to the proposed allocation of equity in the restructuring of the CBOT. Under the terms of the settlement agreement, we were obligated to pay $3.5 million in attorney fees and expenses upon entry of a final judgment order by the Circuit Court of Cook County, Illinois, which happened in the fourth quarter of 2004. In addition, upon an affirmative vote by our members in favor of a restructuring (which occurred on April 14, 2005), we became obligated to pay an additional $4.0 million in attorney fees.

Income Taxes

The effective tax rate was 44% and 19% for 2004 and 2003, respectively. The 2003 rate was lower than 2004 largely because of the minority interest recorded in each period. Excluding the effects of the recorded minority interest, the effective tax rate would have been 44% and 42% in 2004 and 2003, respectively. These rates were higher than the corporate federal and state combined rate of 40% due to expenses that are non-deductible for tax purposes, such as the $3.5 million litigation settlement in 2004 and expenses related to the restructuring transactions of $4.1 million and $3.0 million in 2004 and 2003, respectively.

Liquidity and Capital Resources

Our operations are the major source of our liquidity. Cash requirements principally consist of operating expenses, capital expenditures for technology enhancements and scheduled debt repayments.

At December 31, 2005, cash and cash equivalents were $101.3 million versus $90.6 million at December 31, 2004. When combined with short-term investments, which are comprised of U.S. Treasury securities with maturities between 91 days and one year, these current assets totaled $341.2 million at December 31, 2005, a $235.8 million increase from $105.4 million at December 31, 2004. The increase in 2005 was primarily the result of $134.1 million of cash from operations and net proceeds of $169.5 million from our initial public offering of Class A common stock, partially offset by $40.2 million of capital expenditures and $19.5 million of debt repayments.

Working capital at December 31, 2005 increased $227.6 million from the previous year-end to a balance of $306.7 million. The increase in working capital was primarily a result of the increase in cash, cash equivalents and short-term investments, as described above, offset to a degree by increased current liabilities of $9.7 million. The increase in current liabilities related to accrued income taxes of $5.8 million at December 31, 2005 versus $1.6 million of taxes receivable at December 31, 2004, as well as an increase in deferred revenues of $4.9 million at December 31, 2005 related to a significant prepayment of revenues at year-end.

Property and equipment, net of accumulated depreciation, was $254.8 million, a $14.4 million decrease from December 31, 2004. The decrease in property and equipment reflects recorded depreciation of $54.5 million offset by capital acquisitions of $40.2 million. Capital expenditures in 2006 currently are expected to total approximately $42 million.

Total liabilities decreased $22.7 million to a balance of $144.1 at December 31, 2005, primarily as a result of debt repayments. Scheduled debt repayments in 2006 are expected to total $19.4 million.

We anticipate that current cash balances and future funds generated through operations will be sufficient to meet cash requirements for operations, capital expenditures and scheduled debt repayments, currently and for the foreseeable future. If we were to experience a significant reduction in our cash flows from operations, we believe we currently have a variety of options for raising capital for short-term cash needs, such as utilizing our revolving line of credit, reducing short-term investments or making private or public offerings of our securities.

Net Cash Flows From Operating Activities

Net cash provided by operating activities totaled $134.1 million, $102.5 million and $114.5 million for 2005, 2004 and 2003, respectively. Cash provided by operations in 2005 primarily consisted of $76.5 million of net income adjusted for non-cash items such as $54.9 million of depreciation and amortization. Cash provided by operations in 2004 primarily consisted of $42.0 million of net income adjusted for non cash items such as $46.0 million of depreciation, $8.9 million of deferred income taxes and $1.1 million of minority interest in the loss of a consolidated subsidiary. Cash provided by operations in 2003 primarily consisted of $30.7 million of net income adjusted for non-cash items such as $32.9 million of depreciation and amortization and $62.9 million of minority interest in the income of a consolidated subsidiary.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities totaled $273.6 million, $73.2 million and $47.2 million in 2005, 2004 and 2003, respectively. Cash used for investing in 2005 primarily consisted of $223.8 million of purchases of short-term investments (net of maturities) as well as capital expenditures of $40.2 million. Cash used for investing in 2004 primarily consisted of $14.8 million of purchases of short-term investments as well as $51.3 million of capital expenditures. Cash used for investing in 2003 primarily consisted of $46.1 million of capital expenditures.

Capital Expenditures

Capital expenditures in 2005 related primarily to the technology driving our electronic and open-auction trading platforms. Such expenditures were approximately $26.2 million and included $8.6 million for the development of enhancements to e-cbot, $6.0 million for the relocation of data centers supporting e-cbot from Europe to North America and $2.3 million related to the Denali project, which automated trade matching of contracts executed in our open-auction arenas. The balance of capital spending in 2005 generally related to $14.0 million of real estate projects for building renovations and tenant space improvements.

Capital expenditures in 2004 related to $11.3 million of enhancements on the e-cbot system, $9.5 million related to the Denali project and approximately $20.9 million for other various initiatives to enhance, support or modernize our technological infrastructure. The remaining $9.6 million of capital expenditures in 2004 related to various building improvements.

Capital expenditures in 2003 amounted to $69.7 million. Of this amount, $46.1 million was financed with cash whereas $23.7 million was financed through financing arrangements. Capital expenditures in 2003 were mainly related to the development of the e-cbot system and the CME/CBOT Common Clearing Link.

Net Cash Flows Used in Financing Activities

Net cash from investing activities totaled $150.3 million in 2005, while net cash used in financing activities totaled $81.3 million and $10.4 million in 2004 and 2003, respectively.

Financing activities in 2005 included $169.5 million of net proceeds from our initial public offering of Class A common stock, which were primarily placed in short-term investments in U.S. Treasury securities. We intend to use these proceeds for general corporate purposes, including for development of our technology infrastructure, capital expenditures and working capital. We may also use a portion of the proceeds for acquisitions and investments. The remaining 2005 financing activities primarily related to repayments of long-term debt.

Financing activities in 2004 included $61.9 million of liquidation payments to the limited partners of Ceres. Ceres, which formerly conducted the electronic trading activities of the CBOT, was dissolved on December 31, 2003 and was liquidated in 2004 with its assets distributed to its partners in accordance with the terms of the Ceres Trading Limited Partnership agreement. The remaining 2004 financing activities, as well as all the 2003 financing activities, primarily related to repayments of long-term debt.

Long-Term and Short-Term Debt

Total debt at December 31, 2005 was $30.1 million, comprised of $21.4 million of senior notes and $8.7 million (5.0 million pounds sterling) due to Atos Euronext Market Solutions (“AEMS”) under a financing agreement, which is denominated in pounds sterling, related to the development of e-cbot in 2003. The senior notes are repayable in equal annual installments through 2007 and bear interest at a rate of 6.81%. The financing agreement is repayable in installments through October 2006. Interest was prepaid at the time of the borrowing at an effective rate of approximately 5.6%.

Contractual Obligations

The following table aggregates contractual commitments and obligations that affect our financial condition and liquidity position as of December 31, 2005 (in thousands):

	Payments due by period
Contractual Obligations	Total	2006	2007 to 2008	2009 to 2010	2011 and beyond
Long-term debt obligations	$30,082	$19,366	$10,716	$—	$—
Interest on long-term debt	1,460	1,095	365
Operating lease obligations	7,905	5,890	2,015
Purchase obligations(1)	121,828	41,222	80,606
Other long-term liabilities reflected on the Balance Sheet under GAAP(2)	4,000	2,000	2,000

Total	$165,275	$69,573	$95,702	$—	$—

(1)	Purchase obligations include scheduled payments to AEMS in connection with the operation of e-cbot, as well as minimum required payments to the CME in connection with the CME/CBOT Common Clearing Link and to Dow Jones in connection with a license agreement.
(2)	Other long-term liabilities relate to payments due from a settlement agreement in a patent rights lawsuit entered in 2002 and exclude approximately $28.9 million related to deferred tax liabilities and post-employment benefit plans due to the uncertainty of the timing of eventual payments.

AEMS Agreement

We have a managed services agreement with AEMS pursuant to which AEMS provides the CBOT services related to the operation and support of the e-cbot system. The agreement expires on November 24, 2008. The minimum payments due under this agreement are $21.2 million, $21.7 million and $20.9 million in 2006, 2007 and 2008, respectively.

CME Clearing Services Agreement

We have a clearing services agreement with the CME under which the CME provides clearing and related services for all CBOT products. The agreement expires January 10, 2009. The CBOT is responsible for costs associated with the establishment and maintenance of all telecommunications equipment and services required under the agreement. As part of the agreement, the CBOT collects a clearing fee on each side of a trade made on a CBOT platform. A portion of this fee is payable to the CME for its clearing services. This fee varies based on transaction volume and is guaranteed to the CME to be at least $4.5 million per quarter.

Dow Jones License Agreement

We have an agreement to license certain index and trademark rights, including the Dow Jones Industrial Average, the Dow Jones Transportation Average, the Dow Jones Utilities Average and the Dow Jones Global Indices. The license is a non-transferable and exclusive worldwide license to use these indices as the basis for standardized exchange-traded futures contracts and options on futures contracts. The agreement, which expires December 31, 2007 unless terminated by either party, requires us to pay Dow Jones annual royalties, based upon the trading volumes, with a minimum annual royalty requirement of $2.0 million.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual amounts could differ from those estimates. The following represents those critical accounting policies where materially different amounts would be reported under different conditions or using different assumptions.

Receivables

At December 31, 2005, accounts receivable, net of allowances, were $33.7 million. Allowances were determined based upon our evaluation of known requirements, aging of receivables, historical experience and the current economic environment. Amounts associated with potential bad debts, net of expected recoveries, are reflected in net accounts receivable. These types of allowances are reflected as a reduction of revenue upon the determination that such allowances are reasonably estimatible and probable. While we believe that we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations, including those to us, could be adversely affected by such factors as contraction in exchange trading volume or a general decline in the economy.

Exchange Fee Rebates

Clearing firms designate the membership/customer status for each trade submitted to the CBOT, which determines the exchange fee rate applied to the trade. If clearing firms subsequently identify errors in the designations of the membership/customer status, they may request a rebate for the incorrectly charged exchange fee rate. Currently, clearing firms can submit requests for rebates relating to trading activity during the previous six months. Effective April 1, 2006, the time frame that a clearing firm can request a rebate from previous trading activity will be reduced to two months. We provide an accrual for exchange fee rebates based on pending rebate requests and our historical pattern of rebates processed, and record the liability as a reduction of exchange fee revenue. We regularly analyze the historical rebate trend and make adjustments to recorded reserves as appropriate. During 2005, we experienced refund requests that were less than historical rates and we lowered our exchange fee rebate accrual by $1.1 million in the fourth quarter of 2005.

The following provides a reconciliation of the accrual for exchange fee rebates, as of, and for the years ended December 31, (in thousands):

	2005	2004	2003
Accrual for exchange fee rebates—beginning of year	$2,241	$4,351	$2,568
Provision	880	3,683	2,846
Payments	(1,921)	(5,793)	(1,063)

Accrual for exchange fee rebates—end of year	$1,200	$2,241	$4,351

Stock-based Compensation

Effective October 1, 2005, we elected to adopt Statement of Financial Accounting Standard (“SFAS”) No. 123R. Under the provisions of SFAS 123R, we record the fair value of stock awards as compensation expense over the relevant service periods. Determining the fair value of stock awards requires us to make assumptions on the grant date that apply to the life of the awards related to, among other things, the expected volatility of our stock, the expected term of the awards, the risk free interest rate and the dividend yield. Due to the lack of historical activity in the trading of our stock, expected volatilities and terms are based on the historical volatility of the stock of peer companies that we consider to be engaged in a business similar to the CBOT. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. CBOT has not paid any dividends to date, so the expected dividend yield was set to zero.

Real Estate Taxes

We own three buildings in the downtown Chicago area. Real estate taxes are assessed on these buildings based upon the market value as determined by the taxing agency. Real estate taxes are received and payable in the year following the assessment year. Therefore, we must estimate the real estate tax liability for a year before the actual assessment has been determined. We use historical increases in tax rates to determine the appropriate real estate tax liability to record.

Long-lived Assets

Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We base our evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present that would indicate that the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. In the event of an impairment, we recognize a loss for the difference between the carrying amount and the estimated value of the asset as measured using quoted market prices or, in the absence of quoted market prices, a discounted cash flow analysis. We also periodically analyze the useful lives assigned to long-lived assets to ensure that remaining life is appropriate based on expected asset use and economic benefit.

Pension and Post-retirement Benefits

We offer pension benefits and post-retirement health care benefits to many of our employees. We engage outside actuaries to calculate our obligations and costs under these programs. With the assistance of outside actuaries, we must develop long-term assumptions, the most significant of which are the health care cost trend rate, discount rate and the expected return on plan assets which for 2005, we estimated to be 9.0%, 5.5% and 8.5%, respectively. A difference between the assumed rates and the actual rates, which will not be known for decades, can be significant in relation to the obligations and the annual cost recorded for these programs. Note 8 to the consolidated financial statements describes the impact of a one-percentage point change in the health care cost trend rate; however, there can be no certainty that a change would be limited to only one percentage point.

Litigation

We account for litigation losses in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. Accordingly, we are often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. We have no recorded reserve for legal proceedings as management does not believe there is a probable or estimable loss.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised December 2004) (“SFAS No. 123R”), Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services in share-based payment transactions. It does not change the guidance for share-based transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Statement requires the measurement of the cost of employee services received in exchange for an award of equity instruments to be based on the grant-date fair value of the award. We adopted SFAS No. 123R as of October 1, 2005. As a result, beginning in the fourth quarter of 2005, we record the fair value of stock awards as compensation expense over the relevant service periods, as prescribed by SFAS No. 123R.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies SFAS No. 143, Accounting for Asset Retirement Obligations, which states that the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. FIN 47 states that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. One of the three buildings owned by us contains some asbestos containing materials (“ACM”), primarily in pipe wrap, floor tiles, ceiling tiles and mastic. To the best of our knowledge and belief, all ACM is abated in compliance with Environmental Protection Agency (“EPA”), Occupational Safety and Health Association (“OSHA”) and other laws and codes. We have not recognized a conditional asset retirement obligation related to ACM abatement because it is not possible to make a realistic estimate of the fair value of future ACM removal costs because it is not known where ACM exists since it is typically in a concealed location.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is effective for all reporting periods beginning after December 15, 2005. It is not anticipated that the adoption of this FSP will have a significant impact on our financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We provide markets for trading futures and options on futures. However, we do not trade futures and options on futures for our own account. We invest available cash in short-term U.S. Treasury securities, as well as other highly liquid, short-term investments. We do not believe there is significant risk associated with these short-term investments. Our long-term debt bears interest at a weighted-average fixed rate of 6.4%. Based on the terms of our existing long-term debt and the terms currently available for similar borrowings, management estimates the fair value of the long-term debt approximates the carrying value.

Foreign Currency Risk

We have arrangements related to the provision of our electronic trading software, which obligate us to make payments denominated in pounds sterling. As a result, we are exposed to movements in foreign currency exchange rates. We engage in foreign currency hedging activities in order to reduce our risk from movements in foreign currency exchange rates where practicable to do so. However, where we are not able to enter into foreign currency hedging transactions on terms satisfactory to us, we retain risk associated with movements in foreign currency exchange rates.

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

We currently utilize foreign currency forward contracts that we identified as fair value hedges. These are intended to offset the effect of exchange rate fluctuations on firm commitments for purchases of fixed annual and quarterly services denominated in pounds sterling. These contracts had notional amounts approximating $50.7 million (29.6 million pounds sterling) at December 31, 2005. The fair value of these contracts, which was $0.3 million at December 31, 2005, is recorded in accounts receivable. Gains and losses on these hedge instruments, as well as the gains and losses on the underlying hedged item, offset each other and were therefore zero in 2005. There were no gains or losses recorded on these fair value hedges related to hedge ineffectiveness.

We also utilize foreign currency forward contracts that are intended to offset the effect of exchange rate fluctuations on recorded debt that is denominated in pounds sterling. These contracts, which are not designated as hedges under FASB Statement No. 133, had notional amounts approximating $8.6 million (5.0 million pounds sterling) at December 31, 2005. Gains and losses on these hedge instruments, as well as the gains and losses on revaluing the recorded debt, netted to a $0.3 million gain in 2005 and were recognized in general and administrative expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplemental data are set forth immediately following the signature page on pages F-1 through F-29.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS	AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms.

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item is incorporated by reference to our definitive proxy statement related to the 2006 annual meeting of our stockholders, to be filed with the SEC no later than 120 days after December 31, 2005. In addition, certain information required by this Item is set forth under Item 4A “Executive Officers and Key Employees of Registrant” of this report.

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of ethics and our corporate governance guidelines are posted on our website at http://www.cbot.com. We intend to satisfy disclosure requirements regarding amendments to or waivers from our code of ethics by posting such information on this website or by such other means as are permitted under the rules of the SEC. The charters of the audit, compensation and nominating committees of our board of directors are available on our website as well. This information is also available in print free of charge to any person who requests it. Requests should be sent to Secretary’s Office, Attention Mr. Paul J. Draths, CBOT Holdings, Inc., 141 West Jackson Boulevard, Chicago, Illinois 60604.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to our definitive proxy statement related to the 2006 annual meeting of our stockholders, to be filed with the SEC no later than 120 days after December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference to our definitive proxy statement related to the 2006 annual meeting of our stockholders, to be filed with the SEC no later than 120 days after December 31, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated by reference to our definitive proxy statement related to the 2006 annual meeting of our stockholders, to be filed with the SEC no later than 120 days after December 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated by reference to our definitive proxy statement related to the 2006 annual meeting of our stockholders, to be filed with the SEC no later than 120 days after December 31, 2005.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements and Supplemental Data

Financial statements and supplemental data are set forth immediately following the signature page on pages F-1 through F-29.

(b)    Exhibits

Exhibits are listed on the Exhibit Index at the end of this report.

(c)    Financial Statement Schedules

The schedules required by this Item have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 2006.

CBOT HOLDINGS, INC

/S/ BERNARD W. DAN
Bernard W. Dan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 3rd day of March, 2006.

Signature	Title

/S/ BERNARD W. DAN Bernard W. Dan	President and Chief Executive Officer and Director (Principal Executive Officer)

/S/ GLEN M. JOHNSON Glen M. Johnson	Chief Financial Officer (Principal Financial Officer)

/S/ JILL A. HARLEY Jill A. Harley	Chief Accounting Officer (Principal Accounting Officer)

/S/ CHARLES P. CAREY Charles P. Carey	Chairman of the Board

/S/ ROBERT F. CORVINO Robert F. Corvino	Vice Chairman of the Board

/S/ JOHN E. CALLAHAN John E. Callahan	Director

/S/ JAMES E. CASHMAN James E. Cashman	Director

/S/ MARK E. CERMAK Mark E. Cermak	Director

/S/ JACKIE CLEGG Jackie Clegg	Director

/S/ BRENT M. COAN Brent M. Coan	Director

/S/ JAMES A. DONALDSON James A. Donaldson	Director

Signature	Title

/S/ LARRY G. GERDES Larry G. Gerdes	Director

/S/ JAMES P. MCMILLIN James P. McMillin	Director

/S/ NICKOLAS J. NEUBAUER Nickolas J. Neubauer	Director

/S/ C.C. ODOM, II C.C. Odom, II	Director

/S/ M.B. OGLESBY, JR. M.B. Oglesby, Jr.	Director

/S/ FRANK S. SERRINO Frank S. Serrino	Director

/S/ MICHAEL D. WALTER Michael D. Walter	Director

/S/ CHARLES M. WOLIN Charles M. Wolin	Director

Deloitte & Touche LLP 111 South Wacker Drive Chicago, IL 60606-4301 USA

Tel: +1 312 486 1000 Fax: +1 312 486 1486 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CBOT Holdings, Inc.

Chicago, Illinois

We have audited the accompanying consolidated statements of financial condition of CBOT Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CBOT Holdings, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

February 28, 2006

Member of
Deloitte Touche Tohmatsu

CONSOLIDATED FINANCIAL INFORMATION

CBOT HOLDINGS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2005 AND 2004

(in thousands)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents:
Unrestricted	$99,575	$76,329
Held under deposit and membership transfers	1,746	14,262

Total cash and cash equivalents	101,321	90,591
Restricted cash	14,031	7,661
Short term investments	239,888	14,836
Accounts receivable—net of allowance of $4,603 and $4,352 in 2005 and 2004, respectively	33,671	34,556
Income tax receivable	—	1,557
Deferred income taxes	1,962	2,219
Prepaid expenses	18,410	20,542

Total current assets	409,283	171,962
Property and equipment:
Land	34,234	34,234
Buildings and equipment	333,014	320,295
Furnishings and fixtures	198,083	188,316
Computer software and systems	93,636	72,662
Construction in progress	5,577	13,702

Total property and equipment	664,544	629,209
Less accumulated depreciation and amortization	409,789	360,038

Property and equipment—net	254,755	269,171

Other assets—net	21,829	19,283

Total assets	$685,867	$460,416

LIABILITIES AND MEMBERS’/STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,455	$20,545
Accrued clearing services	11,286	11,591
Accrued real estate taxes	7,730	7,623
Accrued payroll costs	6,351	6,031
Accrued exchange fee rebates	1,200	2,241
Accrued employee termination	3,063	403
Accrued liabilities	7,395	9,584
Funds held for deposit and membership transfers	14,821	14,262
Current portion of long-term debt	19,366	20,359
Income tax payable	5,751	—
Deferred revenue	5,183	249

Total current liabilities	102,601	92,888

Long-term liabilities:
Deferred income tax liabilities	17,204	28,484
Long-term debt	10,716	31,074
Other liabilities	13,584	14,379

Total long-term liabilities	41,504	73,937

Total liabilities	144,105	166,825

Members’ / Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.001 par value, 200,000 shares authorized, 52,787 shares issued and outstanding	53	—
Additional paid-in capital	486,990	—
Retained earnings	54,719	—
Members’ equity	—	293,591

Total members’ / stockholders’ equity	541,762	293,591

Total liabilities and members’ / stockholders’ equity	$685,867	$460,416

See notes to consolidated financial statements.

CBOT HOLDINGS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands. except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Exchange fees	$266,957	$202,881	$285,721
Clearing fees	82,137	73,556	1,158
Market data	73,882	64,234	55,850
Building	22,161	22,428	20,061
Services	15,296	13,720	16,060
Other	6,140	3,374	2,452

Total revenues	466,573	380,193	381,302

Expenses:
Clearing services	63,810	54,755	972
Contracted license fees	6,856	6,179	27,601
Salaries and benefits	75,150	70,046	64,122
Depreciation and amortization	54,921	46,011	32,869
Professional services	20,553	27,910	28,155
General and administrative expenses	21,575	20,302	18,455
Building operating costs	25,700	24,315	25,042
Information technology services	44,599	36,953	56,116
Programs	10,515	10,724	5,891
Interest	2,958	4,703	3,975
Litigation	4,000	3,500	—
Severance and related costs	3,309	572	1,290

Operating expenses	333,946	305,970	264,488

Income from operations	132,627	74,223	116,814

Income taxes:
Current	66,646	23,935	13,836
Deferred	(11,023)	8,874	8,675

Total income taxes	55,623	32,809	22,511

Income before equity in unconsolidated subsidiary and minority interest in consolidated subsidiary	77,004	41,414	94,303
Equity in loss of unconsolidated subsidiary—net of tax	(461)	(479)	(656)
Minority interest in (income) loss of consolidated subsidiary	—	1,050	(62,940)

Net income	$76,543	$41,985	$30,707

Earnings per share (See note 16):
Basic	$1.09
Diluted	$1.09

Weighted average number of common stock shares (See note 16):
Basic	50,045
Diluted	50,055

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’/STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Members’ Equity	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Members’/ Stockholders’ Equity
Balance—January 1, 2003	—	$—	$220,163	$—	$—	$(1,127)	$219,036
Comprehensive income:
Net income			30,707				30,707
Unrealized gains and losses on foreign exchange forward contracts—net of tax of $(681)						1,021
Reclass of foreign exchange forward contract net gains and losses—net of tax of $745						(1,116)
Pension liability not yet recognized as net periodic pension cost—net of tax of $(849)						1,273

Total other comprehensive income						1,178	1,178

Total comprehensive income							31,885
Capital contributions			362				362

Balance—December 31, 2003	—	$—	$251,232	$—	$—	$51	$251,283

Comprehensive income:
Net income			41,985				41,985
Unrealized gains and losses on foreign exchange forward contracts—net of tax of $(98)						(83)
Reclass of foreign exchange forward contract net gains and losses—net of tax of $24						32

Total other comprehensive income						(51)	(51)

Total comprehensive income							41,934
Capital contributions			374				374

Balance—December 31, 2004	—	$—	$293,591	$—	$—	$—	$293,591

Net income			76,543				76,543
Capital contributions			134				134
Allocation of members’ equity and pre-demutualization income			(370,268)	315,549	54,719		—
Issuance of stock to members in demutualization	49,360	49		(49)			—
Net proceeds from initial public offering	3,419	4		169,494			169,498
Restricted stock grants	8	—		—			—
Stock-based compensation				1,774			1,774
Excess tax benefit of stock compensation				222			222

Balance—December 31, 2005	52,787	$53	$—	$486,990	$54,719	$—	$541,762

See notes to consolidated financial statements.

CBOT HOLDINGS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$76,543	$41,985	$30,707
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	54,921	46,011	32,869
Deferred income taxes (benefit)	(11,023)	8,874	8,675
Stock-based compensation	1,774	—	—
Change in allowance for doubtful accounts	251	(228)	683
Gain/loss on foreign currency transaction	(390)	605	1,211
Gain/loss on sale or retirement of fixed assets	189	155	85
Minority interest in income (loss) of subsidiary	—	(1,050)	62,940
Equity in loss of unconsolidated subsidiary	768	799	1,093
Amortization of short term investment discounts	(1,211)	—	—
Changes in assets and liabilities:
Accounts receivable	(4,715)	3,923	(8,114)
Income tax receivable/payable	7,308	9,222	(9,775)
Prepaid expenses	2,132	(10,155)	(8,469)
Other assets	(577)	(563)	(8,471)
Accounts payable	(90)	(8,825)	9,311
Accrued clearing services	(305)	10,768	823
Accrued real estate taxes	107	(683)	(561)
Accrued payroll costs	320	903	105
Accrued exchange fee rebates	(1,041)	(2,110)	1,783
Accrued employee termination	2,660	(2,172)	(1,886)
Accrued liabilities	1,733	(3,270)	793
Funds held for deposit and membership transfers	559	8,723	3,254
Deferred revenue	4,934	117	(24)
Other long-term liabilities	(795)	(569)	(2,565)

Net cash flows from operating activities	134,052	102,460	114,467
Cash flows from investing activities:
Acquisition of property and equipment	(40,236)	(51,254)	(46,062)
Purchase of short term investments	(294,997)	(14,836)	—
Proceeds from short term investments	71,156	—	—
Restricted cash	(6,370)	(7,361)	(300)
Proceeds from sale of property and equipment	10	720	58
Investment in joint ventures	(3,204)	(498)	(935)

Net cash flows used in investing activities	(273,641)	(73,229)	(47,239)
Cash flows from financing activities:
Repayments of borrowings	(19,535)	(19,790)	(10,714)
Net proceeds from initial public offering	169,498	—	—
Excess tax benefit of stock compensation	222	—	—
Capital contributions from members	134	374	362
Distribution to partners	—	(61,890)	—

Net cash flows from (used in) financing activities	150,319	(81,306)	(10,352)

Net increase (decrease) in cash and cash equivalents	10,730	(52,075)	56,876
Cash and cash equivalents—beginning of period	90,591	142,666	85,790

Cash and cash equivalents—end of period	$101,321	$90,591	$142,666

Cash paid for:
Interest	$2,427	$3,742	$7,141

Income taxes (net of refunds)	59,031	13,942	23,174

Non-cash financing activity:
Fixed assets acquired with debt	$—	$—	$23,656

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation—CBOT Holdings, Inc. is a Delaware stock corporation created in April 2005 to be the holding company for the Board of Trade of the City of Chicago, Inc. and its subsidiaries (the “CBOT”). In October 2005, CBOT Holdings, Inc. completed an initial public offering of shares of Class A common stock which trade under the ticker symbol “BOT” on the New York Stock Exchange (see note 4). The accompanying consolidated financial statements include the accounts of CBOT Holdings, Inc., its direct, wholly owned subsidiary, the CBOT, and its indirect, wholly owned subsidiary, Electronic Chicago Board of Trade, Inc. (“Electronic CBOT”), which held a controlling general partner interest in Ceres Trading Limited Partnership (“Ceres”) (collectively, “CBOT Holdings”). Ceres was dissolved on December 31, 2003 and was liquidated during 2004. CBOT Holdings has a 50% interest in a joint venture called the Joint Asian Derivatives Exchange (“JADE”) and also holds an approximate 9% interest in a joint venture called OneChicago, LLC (“OneChicago”). CBOT Holdings accounts for JADE and OneChicago under the equity method (see note 2—Equity Method Investments). All significant inter-company balances and transactions have been eliminated in consolidation.

Business—The primary business of CBOT Holdings is the operation through its wholly owned subsidiary, CBOT, of a marketplace for the trading of commodity, financial and equity index futures contracts, as well as options on futures contracts. The CBOT offers side-by-side trading of most of its products across both electronic trading and open-auction platforms. The CBOT’s agricultural products are currently traded during the normal trading day on its open-auction platform and after hours on its electronic platform. The CBOT’s market participants include many of the world’s largest banks, investment firms and commodities producers and users. Other market users include financial institutions, such as public and private pension funds, mutual funds, hedge funds and other managed funds, insurance companies, corporations, commercial banks, professional independent traders and retail customers.

The CBOT also engages in extensive regulatory compliance activities, including market surveillance and financial supervision activities, designed to ensure market integrity and provide financial safeguards for users of its markets. Further, the CBOT markets and distributes real-time and historical market data generated from trading activity in its markets to users of its products and related cash and derivative markets and financial information providers. The CBOT also owns and operates three office buildings in the City of Chicago.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affected the reported amounts in the financial statements, such as estimates for bad debts, exchange fee rebates, real estate taxes and assumptions used for the calculation of pension and other postretirement benefit plan costs. Actual amounts could differ from such estimates.

Prior Year Reclassifications—Certain reclassifications have been made of prior period amounts to conform to current period presentation. Cash and cash equivalents at December 31, 2004 included $14.8 million of U.S. Treasury securities with six month maturities. Those investments are now reported as short-term investments on the balance sheet and as a cash flow from investing activities.

Revenue Recognition—The largest source of the CBOT’s operating revenues is exchange fees, which are assessed on trades made through the CBOT. These fees are recognized as revenue in the same period that the trades are matched and cleared. Exchange fee revenue is a function of three variables: (1) exchange fee rates, determined primarily by contract type, trading venue and membership/customer status, (2) trading volume and (3) transaction mix. Rebates on exchange fees arise primarily from the subsequent identification by clearing firms of misclassifications of the membership/customer status that had been reported by the clearing firms in their initial submission to the CBOT. Currently, clearing firms can submit requests for rebates relating to trading activity during the previous six months. Effective April 1, 2006, the time frame that a clearing firm can request a rebate from previous trading activity will be reduced to two months. The CBOT provides an accrual for exchange fee rebates based on pending rebate requests and the historical pattern of rebates processed. During 2005, the CBOT experienced refund requests that were less than historical rates and the CBOT lowered its exchange fee rebate accrual by $1.1 million in the fourth quarter of 2005.

The following provides a reconciliation of the accrual for exchange fee rebates as of and for the years ended December 31 (in thousands):

	2005	2004	2003
Accrual for exchange fee rebates—beginning of year	$2,241	$4,351	$2,568
Provision	880	3,683	2,846
Payments	(1,921)	(5,793)	(1,063)

Accrual for exchange fee rebates—end of year	$1,200	$2,241	$4,351

The CBOT uses the Chicago Mercantile Exchange (“CME”) as an external clearing house to guarantee, clear and settle every contract traded. The CBOT receives clearing fees in respect to each side of a trade made in the open auction and electronic trading venues that is cleared by the CME. These fees are recognized as revenue in the same period that the trades are matched and cleared. No clearing fees were received under the arrangement for clearing services provided by the former clearing house provider. The CBOT selected the CME to provide these clearing services through the CME/CBOT Common Clearing Link. The CBOT had discretion in selecting the CME from alternative service providers. The CBOT is the primary obligor in the arrangement, has sole latitude in establishing prices charged to CBOT customers, determines the service specifications and bears the credit risk. As a result, the CBOT accounts for clearing fee revenue and clearing services expense on a gross basis in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issue Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

The CBOT provides to market data vendors real time and delayed market data regarding the prices of the futures and options on futures contracts traded through the CBOT. Fees for market data, based on the number of subscribers, are remitted to the CBOT by market data vendors. The CBOT recognizes revenue for market data based on quotation services provided to market data vendors at the time services are rendered.

Revenues from the rental of office space are recognized over the life of the lease term, utilizing the straight-line method. Under this method, revenue is recorded evenly over the entire term of occupancy for leases with scheduled rent increases or rent abatements.

Service revenues consist primarily of telecommunication charges, badge fees, booth space rentals, membership application and registration fees and one-time charges to customers for establishing connections between them and the CBOT’s electronic trading platform, e-cbot powered by LIFFE CONNECT® (“e-cbot”). Service revenues are recognized when the services are provided.

Other revenue relates primarily to interest income and changes in cash surrender values of insurance policies, as well as fines levied on members and members’ firms for rule infractions, as determined by the CBOT’s regulatory committees and board of directors.

Stock-based Compensation—Effective October 1, 2005, CBOT Holdings elected to adopt Statement of Financial Accounting Standard (“SFAS”) No. 123R. Under the provisions of SFAS 123R, CBOT Holdings records the fair value of stock awards as compensation expense over the relevant service periods.

Cash and Cash Equivalents—Cash and cash equivalents include highly liquid investments with maturities of 90 days or less from date of purchase.

Cash Held Under Deposit and Membership Transfers—When a membership is sold, CBOT Holdings holds the proceeds of such sale before remitting the amount to the selling member for a specified period of time to allow other members to make claims against the selling member. “Cash held under deposit and membership transfers” consists of funds held by CBOT Holdings from such membership sales. These funds are not restricted as to use and they are included in a liability titled “Funds held for deposit and membership transfers.”

Restricted Cash—CBOT Holdings has cash deposits that under their terms cannot be withdrawn without prior notice or penalty. When a membership is sold in conjunction with the shares of Class A common stock that are associated with the membership, the proceeds of such sale are held in escrow for a specified period of time to allow other members to make claims against the selling member. This escrow account and other restricted cash at December 31 consisted of the following (in thousands):

	2005	2004
Escrow for funds held for membership transfers	$13,118	$—
Escrow for litigation settlement	—	4,005
Forward contract collateral	913	3,590
Escrow for Ceres liquidation	—	66

Total	$14,031	$7,661

Marketable Securities—CBOT Holdings has short-term investments in U.S. Treasury securities and has the ability and the intent to hold them until maturity. These securities are debt securities classified as held-to-maturity and are recorded at amortized cost pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Held-to-maturity debt securities with maturities of 90 days or less at the date of purchase are classified as cash and cash equivalents and held-to-maturity debt securities with maturities between 91 days and one year are classified as short-term investments in current assets. Held-to-maturity debt securities classified as short-term investments at December 31 consisted of the following (in thousands):

	2005	2004
Held-to-maturity securities—less than one year maturity:
Amortized cost	$239,888	$14,836
Gross unrealized holding gains	167	30

Aggregate fair value	$240,055	$14,866

Accounts Receivable—CBOT Holdings estimates an allowance for doubtful accounts based upon factors related to the credit risk of specific customers. The following provides a reconciliation of the allowance for doubtful accounts as of, and for the years ended, December 31 (in thousands):

	2005	2004	2003
Allowance for doubtful accounts—beginning of year	$4,352	$4,580	$3,897
Provision	383	212	1,127
Charge-offs, net of recoveries	(132)	(440)	(444)

Allowance for doubtful accounts—end of year	$4,603	$4,352	$4,580

Property and Equipment—Property and equipment, excluding land, are reported at historical cost, net of accumulated depreciation and amortization. Land is reported at cost. In accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, computer software and systems include purchased software and systems, external costs specifically identifiable to the implementation of new systems and certain payroll and payroll-related costs for employees who are directly associated with and devote time to developing computer software for internal use. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings	20 to 40 years
Building equipment	10 to 20 years
Furnishings and fixtures	3 to 10 years
Computer software and systems	3 to 5 years

Depreciation and amortization expense related to the above assets was $54.5 million, $45.7 million and $32.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Other Assets—Other assets consist of deferred rental brokerage and intangible assets (presented net of accumulated amortization), cash surrender values of executive life insurance policies, equity investments and long-term prepaid assets consisting of interest, license fees and service contracts. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. Amortization expense related to these assets was $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Accumulated amortization was $19.1 million and $20.7 million at December 31, 2005 and 2004, respectively. The cash surrender values of executive life insurance policies are marked to their fair value. Equity investments are recorded at their initial capital contributions and increased or reduced by the proportionate shares of the entities’ accumulated net income or loss. Long-term prepaid assets are expensed using the straight-line method over the duration that the payment relates. In January of 2003, the CBOT entered into a software license agreement with LIFFE Administration and Management (“LIFFE”) for use of the LIFFE CONNECT® system software. The license agreement was subsequently assigned to Atos Euronext Market Solutions (“AEMS”). The license fee was prepaid in the amount of 5.0 million pounds sterling ($8.2 million) and is being amortized over the initial term of the license which is through November 2008.

Income Taxes—CBOT Holdings and its wholly owned subsidiaries file a consolidated federal income tax return. Income taxes are determined using the asset and liability method. Accordingly, deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the tax rates expected to be in effect when these differences reverse.

Long-lived Assets—Long-lived assets to be held and used by CBOT Holdings are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. CBOT Holdings bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that would indicate that the carrying amount of the asset may not be recoverable, CBOT Holdings determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. In the event of an impairment, CBOT Holdings recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset as measured using quoted market prices or, in the absence of quoted market prices, a discounted cash flow analysis. CBOT Holdings also periodically analyses the useful lives assigned to long-lived assets to ensure that remaining life is appropriate based on expected asset use and economic benefit.

Equity Method Investments—Equity method investments represent investments in which CBOT Holdings has a 20-50% interest or is able to exercise significant influence. These investments are carried at the initial capital contributions increased or reduced by the proportionate shares of the entities’ accumulated net income or loss. Equity method investments are reviewed to determine whether any events or changes in circumstances indicate that the investment may be other than temporarily impaired. CBOT Holdings bases its evaluation on its ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. In the event of an impairment, CBOT Holdings would recognize a loss for the difference between the carrying amount and the estimated fair value of the equity method investment.

The CBOT is a minority interest holder in the joint venture OneChicago with the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CME. OneChicago is a for-profit company whose business is to facilitate the electronic trading of single-stock futures. The investment in OneChicago has a carrying value of zero as the losses recognized exceed the total amount invested. CBOT Holdings has no capital obligations to OneChicago. Under the provisions of FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, an Interpretation of ARB 51 (as Revised December 2003), OneChicago is a variable interest entity and the CBOT holds variable interests in OneChicago. The CBOT is not the primary beneficiary of OneChicago and therefore does not consolidate this variable interest entity as would be required under FIN 46R. CBOT Holdings has made $3.2 million in capital contributions to OneChicago. The investment in OneChicago has a carrying value of zero as the losses recognized exceed the total amount invested. While not obligated to make further capital contributions to OneChicago, CBOT Holdings may elect to participate in additional capital requests to maintain its relative ownership in OneChicago.

In December 2005, CBOT Holdings formed a 50/50 joint venture with the Singapore Exchange (“SGX”) called the Joint Asian Derivatives Pte. Ltd. The purpose of the joint venture is to establish a commodities derivatives market, to be known as the Joint Asian Derivatives Exchange (“JADE”). CBOT Holdings and SGX each contributed $3.0 million to fund the start-up of operations of JADE, which are currently expected to commence by the end of the third quarter of 2006. CBOT Holdings treats JADE as an equity method investment.

Program Costs—Program costs include costs incurred for producing and communicating advertising and other marketing activities. These costs are expensed when incurred.

Comprehensive Income—Comprehensive income in 2004 and 2003 consisted of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in members’/stockholders’ equity. Accumulated other comprehensive income was zero at December 31, 2005 and December 31, 2004.

Derivative Instruments Held For Purposes Other Than Trading—CBOT Holdings has from time to time entered into arrangements related to the provision of its electronic trading software that are denominated in euros and pounds sterling. As a result, CBOT Holdings is exposed to movements in foreign currency exchange rates. The primary purpose of CBOT Holdings’ foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials and services and liabilities created in the normal course of business. CBOT Holdings does not rely on economic hedges to manage risk.

CBOT Holdings enters into forward contracts when the timing of the future payment is certain. When the exact foreign currency amount is known, such as under fixed service agreements, CBOT Holdings treats this as a firm commitment and identifies the hedge instrument as a fair value hedge. When the foreign currency amount is variable, such as under variable service agreements, CBOT Holdings treats this as a forecasted transaction and identifies the hedge instrument as a cash flow hedge. At the time CBOT Holdings enters into a forward contract, the forecasted transaction or firm commitment is identified as the hedged item and the forward contract is identified as the hedge instrument.

CBOT Holdings measures hedge ineffectiveness using the forward rates for hedges at each reporting period. In all forward contracts, the critical terms of the hedging instrument and the hedged item match. At each reporting period CBOT Holdings verifies that the critical terms of the contract continue to be the same. CBOT Holdings will discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative expires or terminates; when the derivative is de-designated as a hedge instrument, because it is probable that the forecasted transaction will not occur; or management determines that designation of the derivative as a hedge instrument is no longer appropriate.

Recent Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123 (revised December 2004) (“SFAS No. 123R”), Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services in share-based payment transactions. It does not change the guidance for share- based transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF 96-18,

Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Statement requires the measurement of the cost of employee services received in exchange for an award of equity instruments to be based on the grant-date fair value of the award. CBOT Holdings adopted SFAS No. 123R as of October 1, 2005. As a result, beginning in the fourth quarter of 2005, CBOT Holdings records the fair value of stock awards as compensation expense over the relevant service periods, as prescribed by SFAS No. 123R.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies SFAS No. 143, Accounting for Asset Retirement Obligations, which states that the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. FIN 47 states that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. One of the three buildings owned by CBOT Holdings contains some asbestos containing materials (“ACM”), primarily in pipe wrap, floor tiles, ceiling tiles and mastic. To the best of management’s knowledge and belief, all ACM is abated in compliance with Environmental Protection Agency (“EPA”), Occupational Safety and Health Association (“OSHA”) and other laws and codes. CBOT Holdings has not recognized a conditional asset retirement obligation related to ACM abatement because it is not possible to make a realistic estimate of the fair value of future ACM removal costs because it is not known where ACM exists since it is typically in a concealed location.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is effective for all reporting periods beginning after December 15, 2005. It is not anticipated that the adoption of this FSP will have a significant impact on the CBOT’s financial position or results of operations.

3.	RESTRUCTURING TRANSACTIONS

On April 22, 2005, the CBOT completed a strategic restructuring that changed the CBOT from a nonstock, not-for-profit company with members to CBOT Holdings, a stock, for-profit company with stockholders, and the CBOT, a nonstock, for-profit exchange subsidiary with members. This type of transaction is sometimes called a demutualization.

As a result of the completion of these restructuring transactions, CBOT Holdings received the sole Class A membership in the CBOT, which entitles CBOT Holdings to the exclusive right to receive all dividends and distributions from the CBOT, including proceeds upon liquidation. CBOT members received an aggregate of 49,359,836 shares of Class A common stock of CBOT Holdings and one of the five series of Class B memberships in the CBOT, which entitled the holder to certain voting rights and trading rights and privileges at the CBOT. CBOT Holdings currently has authorized 200,000,000 shares of Class A common stock, one share of Class B common stock and 20,000,000 shares of preferred stock.

Upon completion of the restructuring, members’ equity, which represented cumulative earnings prior to the demutualization, was reclassified to common stock and additional paid-in capital of CBOT Holdings. Earnings subsequent to the demutualization were reflected as retained earnings of CBOT Holdings. Earnings for 2005 were allocated between the pre- and post-restructuring periods based primarily on the number of trading days in each period.

The restructuring transactions were treated similar to a reorganization of entities under common control. Under this method no gain or loss was recognized and the book value of assets and liabilities of the CBOT carried over to the books of CBOT Holdings at their same recorded amounts.

4.	INITIAL PUBLIC OFFERING

On October 24, 2005, CBOT Holdings completed an initial public offering of its Class A common stock. CBOT Holdings sold 2,940,486 shares of its Class A common stock and certain selling stockholders sold 251,003 shares of Class A common stock held by them. The initial public offering price was $54.00 per share. In addition, CBOT Holdings also sold 478,723 shares of its Class A common stock pursuant to the exercise in full by the underwriters of their over-allotment option. CBOT Holdings did not receive any of the proceeds from the shares of Class A common stock sold by the selling stockholders. Net proceeds, which are the gross proceeds to CBOT Holdings less underwriting discounts and commissions and direct expenses, from the initial public offering, including shares sold pursuant to the over-allotment option, were approximately $169.5 million. The number of shares of Class A common stock outstanding immediately after this offering was 52,806,929 and includes a total of 20,000 shares of non-vested restricted common stock granted to its President and Chief Executive Officer (which are not considered outstanding from an accounting point-of-view) and 7,884 shares of vested restricted common stock granted to its directors and a special advisor to its board of directors in connection with its initial public offering. These grants were awarded under the CBOT Holdings’ 2005 Long-Term Equity Incentive Plan.

5.	MINORITY INTERESTS IN SUBSIDIARIES

Ceres was formed by the CBOT for the purpose of engaging in electronic trading activities related to financial and futures markets. As described below, Ceres was dissolved in 2003 and liquidated during 2004. The CBOT, through Electronic CBOT, as general partner, held a 10% interest in Ceres. Members of the CBOT were limited partners of Ceres. Under the terms of the Ceres partnership agreement, income and losses were allocated to the general partner and limited partners based on their partnership interests. Losses in excess of limited partner capital accounts were allocated to Electronic CBOT, as general partner. The limited partners did not have rights that allowed them to participate in the management of Ceres or rights that limited the CBOT’s ability to control the operations of Ceres. Accordingly, the CBOT controlled Ceres and Ceres was accounted for as a consolidated subsidiary of the CBOT.

On November 18, 2003, the Board of Directors of Electronic CBOT, on behalf of Electronic CBOT as general partner of Ceres, agreed to dissolve Ceres when the electronic trading system contractual arrangements with Deutsche Börse AG, the Swiss Stock Exchange and certain of their affiliates (collectively, the Eurex Group) terminated, which occurred on December 31, 2003. The CBOT ceased conducting the electronic trading business through Ceres as of December 31, 2003. Ceres was dissolved on December 31, 2003 and was subsequently liquidated with its assets distributed to its partners in accordance with the terms of the Ceres limited partnership agreement. As a result of the liquidation of Ceres, the holders of memberships in the CBOT subsidiary no longer participate in the electronic trading business of the CBOT as limited partners of Ceres, but rather as members of the CBOT. In January 2004, $60.3 million was paid to the limited partners of Ceres as a liquidating distribution. In November 2004 a final distribution of $1.6 million was paid to the limited partners thus completing the liquidation of all Ceres assets.

6.	DEBT

Long-term debt at December 31 consisted of the following (in thousands):

	2005	2004
Private placement senior notes, due in annual installments through 2007, at an annual interest rate of 6.81%	$21,430	$32,144
AEMS Financing agreement	8,652	19,289

	30,082	51,433
Less current portion	19,366	20,359

Total	$10,716	$31,074

In May of 2003, the CBOT signed a financing agreement with LIFFE which allowed the CBOT to finance the costs under a development services agreement signed with LIFFE in March of 2003. Both the financing and development services agreement were subsequently assigned to AEMS. Under the terms of the financing agreement, the CBOT financed 15.1 million pounds sterling ($26.9 million at December 31, 2003) related to the development services agreement. Repayments of amounts financed began in 2004 and are due in equal annual installments through 2006. Interest was prepaid at the time of the borrowing at an effective rate of approximately 5.6%. Prepaid interest related to the financing agreement of $2.7 million is being amortized to interest expense over three years using an effective interest rate method.

In 2005, an annual principal repayment of $10.7 million was made on the senior notes and scheduled principal repayments of $8.8 million were made under the financing agreement with AEMS. Obligations under the financing agreement are denominated in pounds sterling but converted into U.S. dollars using currency exchange rates in effect on each balance sheet date.

CBOT Holdings has an agreement with LaSalle Bank National Association (the “bank”) to provide CBOT Holdings with a $20.0 million revolving credit facility (the “Revolver”). Interest related to the Revolver is payable monthly at the lower of LIBOR plus 2.25% or the bank’s prime rate. The Revolver also provides letters of credit in the amounts of $4.0 million and 10.0 million pounds, or its U.S. Dollar equivalent. Further, the Revolver allows for the issuance of additional letters of credit, up to the unused portion of the $20.0 million line of credit. The Revolver contains certain covenants, which, among other things, require CBOT Holdings to maintain certain equity levels and financial ratios, as well as restrict CBOT Holdings’ ability to incur additional indebtedness, except in certain specified instances. No amounts have been borrowed nor are outstanding under the Revolver. In February 2006, the Revolver was amended to extend the maturity date from February 14, 2006 to February 14, 2007.

The aggregate amounts of required principal repayments on CBOT Holdings’ long-term debt as of December 31, 2005 are as follows (in thousands):

2006	$19,366
2007	10,716

Total	$30,082

7.	INCOME TAXES

The components of income tax expense for 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Current:
Federal	$55,087	$18,082	$9,642
State	11,252	5,533	3,757

Total current	66,339	23,615	13,399
Deferred:
Federal	(9,802)	7,892	8,566
State	(1,221)	982	109

Total deferred	(11,023)	8,874	8,675

Total	$55,316	$32,489	$22,074

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. These temporary differences result in taxable or deductible amounts in future years. Differences between financial reporting and tax bases arise most frequently from differences in the timing of expense recognition.

Significant components of CBOT Holdings’ deferred tax assets (liabilities) as of December 31 are as follows (in thousands):

	2005	2004
Current deferred tax asset:
Allowance for bad debts	$1,949	$1,841
Exchange fee rebate accrual	382	520
Other	471	—

Total current deferred tax asset	2,802	2,361
Current deferred tax liability:
Other	(840)	(142)

Total current deferred tax liability	(840)	(142)

Net current asset	$1,962	$2,219

Long-term deferred tax asset:
Dow Jones license amortization	$1,944	$2,087
Employee and retiree benefit plans	70	—
Stock-based compensation	571	—
State income taxes	515	942
Other	3,042	2,248

Total long-term deferred tax asset	6,142	5,277

Long-term deferred tax liability:
Depreciation	(20,781)	(30,202)
Employee and retiree benefit plans	—	(1,373)
Deferred rent	(1,173)	—
Capitalized interest	(1,392)	(2,186)

Total long-term deferred tax liability	(23,346)	(33,761)

Net long-term liability	$(17,204)	$(28,484)

CBOT Holdings has not established a valuation allowance at December 31, 2004 and 2005 as management believes that all deferred tax assets are fully realizable.

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax rate—net of federal income tax effect	4.9	5.6	4.8
Non-deductible corporate restructuring costs	0.6	2.0	2.0
Non-deductible litigation settlement	1.1	1.7	0.0
Other non-deductible expenses	0.4	0.6	0.6
Other—net	0.0	(1.3)	(0.6)

Effective income tax rate	42.0%	43.6%	41.8%

8.	BENEFIT PLANS

At December 31, 2005, substantially all employees of CBOT Holdings were covered by a non-contributory, defined benefit pension plan. The benefits payable under this plan are based primarily on the years of service and the employees’ average compensation levels. The board of directors recently amended the pension plan of CBOT Holdings so that employees hired on or after January 1, 2006 will no longer be eligible to participate in a defined benefit pension plan, but instead will be eligible to participate in a defined contribution pension plan. CBOT Holdings’ funding policy for the defined benefit pension plan is to contribute annually the maximum amount that can be deducted for federal income tax purposes. CBOT Holdings did not contribute to its pension plan during 2005. The plan assets are primarily invested in marketable debt and equity securities. The measurement date of plan assets and obligations is December 31.

The following provides a reconciliation of pension benefit obligation, plan assets, funded status and net periodic benefit expense of the plan as of, and for the years ended, December 31 (in thousands):

	2005	2004
Change in benefit obligation:
Benefit obligation—beginning of year	$37,217	$30,162
Service cost	2,557	2,315
Interest cost	2,177	1,996
Actuarial loss	3,635	4,230
Benefits paid	(1,669)	(1,486)

Benefit obligation—end of year	$43,917	$37,217

Change in plan assets:
Fair value of plan assets—beginning of year	$35,148	$21,779
Actual return on plan assets	2,857	3,504
Company contributions	—	11,351
Benefits paid	(1,669)	(1,486)

Fair value of plan assets—end of year	$36,336	$35,148

Accumulated benefit obligation	$(31,684)	$(24,941)
Effect of salary projection	(12,233)	(12,276)

Projected benefit obligation	(43,917)	(37,217)
Fair value of plan assets	36,336	35,148

Funded status	(7,581)	(2,069)
Unrecognized cost:
Actuarial and investment net losses	16,839	13,897
Prior service cost	26	29

Prepaid benefit cost	$9,284	$11,857

The components of net periodic benefit cost are as follows (in thousands):

	2005	2004	2003
Service cost	$2,557	$2,315	$1,539
Interest cost	2,177	1,996	1,761
Expected return on plan assets	(2,937)	(2,204)	(1,062)
Net amortization:
Unrecognized prior service cost	3	3	5
Unrecognized net loss	773	830	671

Net periodic benefit cost	$2,573	$2,940	$2,914

Employer contributions for the year ending December 31, 2006 are not expected to be made and estimated future benefit payments through 2015 are expected to be as follows (in thousands):

2006	$785
2007	722
2008	1,022
2009	1,453
2010	2,337
2011 – 2015	17,237

Total	$23,556

The allocation of plan assets at December 31 by asset category are as follows:

	2005	2004
Actual:
Equity securities	67%	65%
Debt securities	32	33
Other	1	2

Total	100%	100%

Target:
Equity securities	65%	65%
Debt securities	35	35

Total	100%	100%

The investment objectives for CBOT Holdings pension plan, established in conjunction with a comprehensive review of the current projected financial requirements of the plan and its funded status, are defined in the Investment Policy Statement. The objectives stated therein are as follows:

•	The primary objective of the plan is to preserve capital in real terms while maintaining the highest probability of ensuring future benefit payments to plan participants.

•	The secondary objective is to maximize returns within reasonable and acceptable levels of risk.

•	The desired investment objective is a long-term rate of return on assets greater than the rate of inflation as measured by the Consumer Price Index, based upon a five-year investment horizon.

•	The investments of the plan are diversified with the intent to minimize the risk of large investment losses.

•	The policy is based on the expectation that the volatility of a well-diversified portfolio is similar to that of the markets. Consequently, the volatility of the total portfolio, in aggregate, should be reasonably close to the volatility of a weighted composite of market indices.

The primary focus in developing an asset allocation range for the plan is the assessment of the plan’s investment objectives and the acceptable level of risk associated with achieving these objectives. To achieve these goals, the minimum and maximum allocation range for fixed and equity securities are as follows:

	Minimum	Maximum
Fixed	30%	100%
Equity	0	70
Cash equivalents	0	10

The assumptions used in the measurement of pension benefit obligation and net periodic benefit cost are as follows:

	2005	2004
Pension benefit obligation:
Discount rate	5.50%	6.00%
Rate of compensation increase	4.5	4.5

	2005	2004	2003
Net periodic benefit cost:
Discount rate	6.00%	6.00%	6.50%
Expected return on plan assets	8.50	8.50	8.50
Rate of compensation increase	4.50	4.50	4.25

In selecting the expected long-term rate of return on assets, CBOT Holdings considered the average rate of earnings expected on the classes of funds invested or to be invested to provide for the benefits of the plan. This included considering the targeted asset allocation of the trust for the year and the expected returns likely to be earned over the next 20 years. Long-term historical returns of each asset class are considered during the development of the assumptions used for the expected return rate of each class.

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

The following provides a reconciliation of postretirement obligation, plan assets, funded status and net periodic benefit cost of the plan as of, and for the years ended, December 31 (in thousands):

	2005	2004
Change in benefit obligation:
Benefit obligation—beginning of year	$12,797	$9,222
Service cost	559	536
Interest cost	648	683
Actuarial (gain) loss	(910)	2,689
Benefits paid	(436)	(333)

Benefit obligation—end of year	$12,658	$12,797

Change in plan assets:
Fair value of plan assets—beginning of year	$—	$—
Company contributions	436	333
Benefits paid	(436)	(333)

Fair value of plan assets—end of year	$—	$—

Funded status:
Funded status of the plan at December 31	$(12,658)	$(12,797)
Unrecognized net loss	4,037	5,071
Unrecognized transition obligation	852	981

Accrued benefit cost (included in other long-term liabilities)	$(7,769)	$(6,745)

The components of net periodic benefit cost are as follows (in thousands):

	2005	2004	2003
Service cost	$559	$536	$310
Interest cost	648	683	544
Net amortization:
Transition liability	129	130	130
Unrecognized net loss	124	211	98

Net periodic benefit cost	$1,460	$1,560	$1,082

The assumptions used in the measurement of the postretirement obligation and the net periodic benefit cost are as follows:

	2005	2004
Postretirement obligation:
Discount rate	5.50%	6.00%
Rate of compensation increase	4.50	4.50

	2005	2004	2003
Net periodic benefit cost:
Discount rate	6.00%	6.00%	6.50%
Rate of compensation increase	4.50	4.50	4.25

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10% in 2004 and 9% in 2005 (decreasing by 1% per year until a long-term rate of 5% is reached). If the health care cost trend rate assumptions were increased by 1% for each year, the accumulated postretirement benefit obligation as of December 31, 2005 would be increased by 10%. The effect of this change on the sum of the service costs and interest cost would be an increase of 12%. If the health care cost trend rate assumptions were decreased by 1% for each year, the accumulated postretirement benefit obligation as of December 31, 2005 would be decreased by 8%. The effect of this change on the sum of the service costs and interest cost would be a decrease of 10%.

On December 8, 2003, the Medicare Act (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position (“FSP”) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which superseded FSP No. 106-1 of the same name that was issued in January 2004. This FSP provided companies with guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act (the “Subsidy”). The guidance applies only to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan are “actuarially equivalent” to Medicare Part D and thus qualify for the Subsidy under the Act and (b) the expected Subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the Subsidy is based. CBOT Holdings does not offer drug prescription benefits to retirees after age 65. Accordingly, CBOT Holdings has concluded that the prescription drug benefits available under its postretirement plans will not qualify for the Subsidy and that the Act will not have an impact on CBOT Holdings’ financial position or results of operations.

CBOT Holdings also maintains a qualified savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan offered to eligible employees of CBOT Holdings, who meet certain length of service requirements and elect to participate in the plan. CBOT Holdings makes matching contributions to eligible employees based on a formula specified by the plan. The cost of these matching contributions amounted to approximately $1.5 million, $1.4 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. CBOT Holdings also sponsors a nonqualified supplemental pension plan for former officers of CBOT Holdings who elected to participate in the plan. The liability for this nonqualified plan, which amounted to $2.0 million at December 31, 2005 and $2.1 million at December 31, 2004, is funded by life insurance policies on the lives of the participating employees. CBOT Holdings has established a trust for the purpose of administering the nonqualified plan. CBOT Holdings also has a health plan which provides benefits (hospital, surgical, major medical and short-term disability) for full-time salaried employees of CBOT Holdings. The plan is funded by CBOT Holdings as claims are paid. Employees may contribute specified amounts to extend coverage to eligible dependents. At December 31, 2005, CBOT Holdings had an accrual for unprocessed health plan expenses of $0.2 million.

9.	COMMITMENTS

Certain office space and data processing and office equipment are leased. Rental expense for the years ended December 31, 2005, 2004 and 2003 was $11.8 million, $9.9 million and $6.4 million, respectively. The future minimum rental payments under non-cancelable leases in excess of one year that were in effect as of December 31, 2005 in the aggregate and for the next five years are as follows (in thousands):

2006	$5,890
2007	1,883
2008	132
2009	—
2010	—

Total	$7,905

Building revenues relate primarily to the leasing of office and commercial space, generally for periods ranging from one to five years. Certain of these leases contain escalation clauses. Future minimum rentals under non-cancelable leases in effect as of December 31, 2005 in the aggregate and for the next five years are as follows (in thousands):

2006	$17,550
2004	14,716
2008	11,821
2009	9,821
2010	7,634
Thereafter	32,540

Total	$94,082

The CBOT has an agreement to license certain index and trademark rights, including the Dow Jones Industrial Average, the Dow Jones Transportation Average, the Dow Jones Utilities Average and the Dow Jones Global Indices. The license is a non-transferable and exclusive worldwide license to use these indices as the basis for standardized exchange-traded futures contracts and options on futures contracts. The agreement, which expires December 31, 2007 unless terminated by either party, requires the CBOT to pay Dow Jones annual royalties, based upon the trading volumes, with a minimum annual royalty requirement of $2.0 million. These annual royalty charges, which totaled $4.7 million, $4.1 million and $2.9 million in 2005, 2004 and 2003, respectively, are recorded as contracted license fees expense in the year to which the payment relates.

The CBOT has a managed services agreement with AEMS pursuant to which AEMS provides the CBOT services related to the operation and support of the e-cbot system. The agreement expires on November 24, 2008. The minimum payments due under this agreement are $21.2 million, $21.7 million and $20.9 million in 2006, 2007 and 2008, respectively.

The CBOT has a clearing services agreement with the CME under which the CME provides clearing and related services for all CBOT products. The agreement expires January 10, 2009. The CBOT is responsible for costs associated with the establishment and maintenance of all telecommunications equipment and services required under the agreement. As part of the agreement, the CBOT collects a clearing fee on each side of a trade made on a CBOT platform. A portion of this fee is payable to the CME for its clearing services. This fee varies based on transaction volume and is guaranteed to the CME to be at least $4.5 million per quarter.

10.	FOREIGN CURRENCY FORWARD CONTRACTS

CBOT Holdings currently utilizes foreign currency forward contracts, which are designated as fair value hedges, that are intended to offset the effect of exchange rate fluctuations on certain payment obligations denominated in pounds sterling. These contracts had notional amounts approximating $50.7 million (29.6 million pounds sterling) at December 31, 2005. The fair value of these contracts, which was $0.3 million at December 31, 2005, is recorded in accounts receivable. Gains and losses on these hedge instruments, as well as the gains and losses on the underlying hedged item, offset each other and were therefore zero in 2005. There were no gains or losses recorded on these fair value hedges related to hedge ineffectiveness.

CBOT Holdings also utilizes foreign currency forward contracts that are intended to offset the effect of exchange rate fluctuations on debt that is denominated in pounds sterling. These contracts, which are not designated as hedges under FASB Statement No. 133, had notional amounts approximating $8.6 million (5.0 million pounds sterling) at December 31, 2005. Gains and losses on these instruments, as well as the gains and losses on revaluing the recorded debt, netted to a $0.3 million gain in 2005 and were recognized in general and administrative expense.

11.	SEVERANCE AND RELATED COSTS

In December 2005, CBOT Holdings announced a realignment of technology resources. This realignment included a workforce reduction of approximately 40 full-time staff, or about 5% of the total workforce. CBOT Holdings recorded a $2.1 million charge related to this staff reduction. Also in December 2005, CBOT Holdings recorded a $0.9 million termination charge related to the departure of its former general counsel. The balance of severance and related costs incurred during 2005, as well as the entirety of severance and related costs incurred in 2004 and 2003, related to ongoing staff reductions. Severance and related costs in 2005, 2004 and 2003 related to the Exchange Trading segment.

The following table summarizes severance and related costs, the amounts paid and the accrual balances for the years ended December 31 (in thousands):

	2005	2004	2003
Accrued employee termination liability—beginning of year	$403	$2,575	$6,136
Employee termination costs	3,309	572	1,290
Cash payments	(480)	(2,744)	(4,851)

Accrued employee termination liability—end of year	$3,232	$403	$2,575

Amounts recognized in the Consolidated Statements of Financial Condition consist of (in thousands):

	2005	2004	2003
Accrued employee termination (current liability)	$3,063	$403	$2,575
Other liabilities (long-term liability)	169	—	—

Total accrued employee termination liability	$3,232	$403	$2,575

12.	LITIGATION

In August 2002, the CBOT entered into a settlement agreement with eSpeed, Inc. and Electronic Trading Systems Inc., to settle a patent rights lawsuit brought by eSpeed, Inc. in the United States District Court for the Northern District of Texas, Dallas Division, alleging that the CBOT, the CME and their suppliers had infringed upon the patents of eSpeed, Inc. In accordance with the patent rights settlement agreement, the CBOT is obligated to pay $15.0 million over a five-year period, which consisted of a payment of $5.0 million made in September 2002, additional payments of $2.0 million made in September of 2003, 2004 and 2005, with two subsequent annual payments of $2.0 million. The effect of the patent rights settlement agreement was recorded in the third quarter of 2002.

On October 15, 2003, Eurex US filed an antitrust action in federal court against the CBOT and the CME alleging that the companies illegally attempted to block its entrance into the U.S. market and charging the CBOT and the CME with having violated the Sherman Act, among other things, by offering financial inducements, valued at over $100 million, to shareholders of The Clearing Corporation to vote against a proposed restructuring of The Clearing Corporation. Eurex subsequently amended its complaint to make additional charges, including a claim that the CBOT and the CME misrepresented Eurex’s qualifications in their lobbying of Congress and the Commodity Futures Trading Commission.

On December 12, 2003, the CBOT filed in the U.S. District Court for the District of Columbia a motion to dismiss the amended complaint and a motion to transfer the action to the U.S. District Court for the Northern District of Illinois. On September 2, 2004, the United States District Court for the District of Columbia granted the CBOT’s motion to transfer the case to the United States District Court for the Northern District of Illinois. The court denied the CBOT’s motion to dismiss as moot in light of its ruling on the transfer motion. Eurex filed a second amended complaint in the Northern District of Illinois in late March 2005. In addition to the allegations in Eurex’s previous complaints, that complaint alleges, among other things, that the CBOT engaged in predatory pricing and, together with the CME, engaged in a campaign to block regulatory approval of the Eurex proposed Global Clearing Link between The Clearing Corporation, Eurex’s U.S. clearing house in Chicago, and Eurex Clearing in Frankfurt. Eurex seeks treble damages under the antitrust laws in an amount to be proven at trial, injunctive relief enjoining the alleged antitrust violations and compensatory and punitive damages for alleged tortious interference with prospective business opportunities. On June 6, 2005, the CBOT and CME filed a joint motion to dismiss the second amended complaint, which the court denied on August 22, 2005. On October 5, 2005, the CBOT filed its answer and defenses to the second amended complaint.

CBOT Holdings’ management believes that the ultimate outcome of this proceeding will not have a material adverse effect on CBOT Holdings’ financial position, although an adverse determination could be material to CBOT Holdings’ results of operations or cash flows in any particular period.

In February 2004, the CBOT entered into a settlement agreement to settle a lawsuit brought by certain Associate Members, GIMs, IDEMs and COMs in the Circuit Court of Cook County, Illinois over the proposed allocation of equity in the restructuring of the CBOT. Under the terms of the settlement agreement, the CBOT became obligated to pay $3.5 million in attorney fees and expenses in the fourth quarter of 2004 and $4.0 million in attorney fees and expenses in the second quarter of 2005.

13.	MEMBERSHIPS

As part of the restructuring transactions (see note 3) there were five series of Class B memberships in the CBOT issued to members, Series B-1 (Full), Series B-2 (Associate), Series B-3 (GIM), Series B-4 (IDEM) and Series B-5 (COM), with each series corresponding to one of the five previously existing classes of CBOT membership. At December 31, 2005, the membership of the CBOT consisted of the following classes and numbers of members:

Former Membership Class	Class B Membership Received in Restructuring	Number
Full memberships	Series B-1	1,402
Associate memberships	Series B-2	809
Government Instruments Market membership interests (“GIM”)	Series B-3	116
Index, Debt and Energy Market membership interests (“IDEM”)	Series B-4	641
Commodity Options Market membership interests (“COM”)	Series B-5	643

The Class B memberships represent trading rights and privileges in the exchange operated by the CBOT, including, in the case of the Series B-1 (Full) members, the right to exercise and become a member of the Chicago Board Options Exchange without purchasing a membership on such exchange (the “CBOE Exerciser Right”).

Class B memberships in the CBOT are freely transferable, subject to any applicable membership requirements of the CBOT. The Class B memberships do not entitle the holders to the right to receive any dividends or distributions, including the proceeds from liquidation, from the CBOT.

The holders of Series B-1 (Full) and B-2 (Associate) memberships have the exclusive right among members (including CBOT Holdings as the Class A member) to vote on any proposals to amend the certificate of incorporation of the CBOT approved by the CBOT board of directors and to initiate and vote on, whether or not approved by the board of directors, any proposals to amend the bylaws of the CBOT.

The board of directors of the CBOT also has the right to amend the bylaws of the CBOT, which include the rules and regulations of the exchange. However, the holders of Series B-1 (Full) and B-2 (Associate) memberships have the exclusive right among members to vote on proposals by the board of directors of the CBOT to amend the bylaws of the CBOT in a manner that would adversely affect certain “core rights”.

14.	CAPITAL STOCK

Authorized Capital Stock

Structure—The authorized capital structure of CBOT Holdings consists of:

•	200,000,000 authorized shares of Class A common stock, $0.001 par value per share, including shares of restricted Class A common stock designated as Series A-1 common stock, Series A-2 common stock and Series A-3 common stock;

•	1 authorized share of Class B common stock, $0.001 par value per share; and

•	20,000,000 authorized shares of preferred stock, $0.001 par value per share, including 2,000,000 authorized shares of Series A junior participating preferred stock.

Shares Outstanding—As of December 31, 2005, there were issued and outstanding 52,806,929 shares of Class A common stock (consisting of 3,698,096 shares of unrestricted Class A common stock, 16,376,502 shares of Series A-1 common stock, 16,353,172 shares of Series A-2 common stock, and 16,379,159 shares of Series A-3 common stock), 1 share of Class B common stock, and no shares of preferred stock, all of which are validly issued, fully paid and non-assessable. The total outstanding shares of Class A common stock include 20,000 shares of non-vested restricted common stock grants which are not considered outstanding from an accounting point-of-view. The three series of Class A common stock are identical, except that the transfer restrictions associated with each series are of a different duration.

Common Stock

The Class A common stock represents an equity interest in CBOT Holdings and generally has traditional features of common stock, including dividend voting and liquidation rights. The Class A common stock may be issued as a single class, without series, or as determined from time to time by the board of directors, either in whole or in part in two or more series.

Subject to the limitations under Delaware corporation law and any preferential dividend rights of outstanding preferred stock, holders of Class A common stock are entitled to receive their pro rata share of such dividends or other distributions as may be declared by the board of directors of CBOT Holdings out of funds legally available therefore. To date no dividends have been declared.

The holder of the sole share of Class B common stock, a subsidiary voting trust, is entitled to vote to elect six subsidiary directors to the board of directors of CBOT Holdings.

Subject to any preferential dividend rights of outstanding preferred stock, upon any liquidation, dissolution or winding up of CBOT Holdings, whether voluntary or involuntary, holders of Class A common stock are entitled to receive a pro rata share of such assets as are available for distribution to stockholders.

Preferred Stock

The board of directors of CBOT Holdings is authorized to issue shares of preferred stock in one or more series; to establish from time to time the number of shares to be included in each series; and to fix the rights, preferences and privileges of the shares of each wholly unissued series and any of its qualifications, limitations or restrictions. Furthermore, the board of directors of CBOT Holdings may increase or decrease the number of shares of any series, but not below the number of shares of that series then outstanding, without any further vote or action by the holders of Class A common of CBOT Holdings. At such time, the board of directors of CBOT Holdings may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of Class A common stock.

Transfer Restrictions

Class A Common Stock—The 49,359,836 shares of Class A common stock which were issued to CBOT members in connection with the restructuring transactions were issued in three series: Series A-1, Series A-2 and Series A-3. Each series is subject to transfer restrictions pursuant to the certificate of incorporation of CBOT Holdings. The remaining shares of Class A common stock are identical to the other series of Class A common stock except that they are not subject to transfer restrictions. The periods during which sales or transfers of shares of Series A-1, Series A-2 and Series A-3 are not permitted vary depending on the series of Class A common stock, ranging from 180 to 540 days form the closing of the initial public offering.

Class B Common Stock—The sole share of Class B common stock of CBOT Holdings is held by a subsidiary voting trust and is generally subject to a complete restriction on transfer. However, the board of directors of CBOT Holdings may authorize the transfer of the share of Class B common stock of CBOT Holdings upon receipt of direction to transfer such share of Class B common stock of CBOT Holdings from the CBOT following approval of such direction by a majority of the Series B-1 (Full) and B-2 (Associate) members of the CBOT.

Ownership Requirements—Trading firms can register as members of the CBOT and become subject to reduced transaction fees. Such firms are required to own a certain number of shares of Class A common stock depending on the type of business that the firm conducts. As of December 31, 2005, the total Class A shares required to be held by member firms pursuant to this requirement was approximately 10.2 million shares.

CBOE Exerciser Right—Although not a restriction on transfer, Series B-1 (Full) members of the CBOT who have exercised (or who intend to exercise) and become members of the Chicago Board Options Exchange, or “CBOE,” without purchasing a membership on such exchange may have a disincentive to sell their Class A common stock. Pursuant to agreements between CBOT Holdings, the CBOT and CBOE as well as the CBOT’s rules and regulations, Series B-1 (Full) members of the CBOT must hold 27,338 shares of Class A common stock (the number of shares each Series B-1 (Full) member received in the restructuring transactions in respect of each Full Membership) along with the exercise right privilege associated with their Series B-1 (Full) membership in order to exercise, become and remain a member of the CBOE. As of December 31, 2005, approximately 329 Series B-1 (Full) members of the CBOT had exercised and become members of the CBOE. Accordingly, for so long as such Series B-1 (Full) members of the CBOT desire to remain members of the CBOE pursuant to this right, it is expected that approximately 9.0 million shares of Class A common stock would remain unavailable for purchase in any future market for Class A common stock. There can be no assurance that the proportion of the 1,402 Series B-1 (Full) members of the CBOT who exercise and become a member of the CBOE will not increase or decrease, in each case affecting the number of shares of Class A common stock that may be available for purchase at any given point of time.

Stockholder Rights Provisions

On June 24, 2005, a committee of the board of directors of CBOT Holdings adopted a plan creating preferred share purchase rights for holders of Class A common stock. After adoption of the rights plan, one right attached to each outstanding share of Class A common stock. Upon the occurrence of certain events specified in a Rights Agreement dated June 24, 2005 between CBOT Holdings and Computershare Investor Services, each right (other than rights beneficially owned by an acquiring person, as defined below) would entitle the registered holder to purchase from CBOT Holdings one one-hundredth of a share of Series A junior participating preferred stock, par value $0.001 per share, referred to as a “preferred share,” at a purchase price of $155.00 per one one-hundredth of a preferred share, subject to adjustment.

If, after the rights become exercisable, any person or group of affiliated or associated persons, referred to as an “acquiring person,” acquires beneficial ownership of 15% or more of the outstanding shares of Class A common stock, each holder of a right (other than rights beneficially owned by the acquiring person, which will thereafter be void) will thereafter have the right to receive upon exercise of each right that number of shares (or, under certain circumstances, other equivalently valued securities or other assets) of Class A common stock having a market value of two times the exercise price of the right.

If CBOT Holdings is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group becomes an acquiring person, each holder of a right (other than rights beneficially owned by the acquiring person, which will be void) will thereafter have the right to receive for each right that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the right.

15.	STOCK-BASED COMPENSATION

CBOT Holdings has a share-based compensation plan, which is described below. The compensation cost recognized in 2005 related to the Plan was $1.8 million, and the total income tax benefit recognized in the income statement for share-based compensation was $0.2 million. As of December 31, 2005, there was $4.6 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Plan. That cost is expected to recognized ratably through 2009.

In 2005, CBOT Holdings adopted a Long-Term Equity Incentive Plan (the “Plan”) under which stock-based awards may be made to certain directors, officers and other key employees or individuals at the discretion of the board of directors. Grants authorized under the Plan include restricted stock, incentive or nonqualified stock options, stock appreciation rights and performance awards. A total of 1.2 million shares, which may come from authorized and unissued shares or from treasury shares, have been approved for use pursuant to the Plan. Nonqualified stock options may not have an exercise price below 100% of the market price of Class A common stock at the date of grant. Incentive stock options may not have an exercise price below 110% of the market price of Class A common stock at the date of grant. The maximum contractual term of any award under the Plan is ten years. Awards totaling 227,884 shares have been granted under the Plan as of December 31, 2005.

Options—In October 2005, 220,000 nonqualified stock options were awarded under the Plan. Some of these options have graded four year vesting periods while others have market performance vesting criteria, under which the options vest pro rata in thirds upon the occurrence of the ten day average stock price closing above 150%, 175% and 200% of the initial public offering price of Class A common stock. Such criteria was met as of December 31, 2005. All of these options have maximum terms of 10 years. The following table summarizes options outstanding under the Plan as of December 31, 2005:

	Time Vested Options				Market Performance Options
Options	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Outstanding—beginning of year	—	$—			—	$—
Granted	170	54			50	54
Exercised	—	—			—	—
Forfeited or expired	(20)	54			—	—

Outstanding—end of year	150	$54	$5,964	9.8	50	$54	$1,988	9.8

Exercisable—end of year	—				50	$54	$1,988	9.8

The weighted-average grant date fair value of options granted during 2005 was approximately $24 per share. The total fair value of options that vested during 2005 was approximately $1.1 million. The fair value of each option under the Plan is estimated on the date of grant using a lattice-based option valuation model (for time vested options) and a Monte-Carlo valuation model (for market performance options) that use the assumptions noted in the following table. Due to the lack of historical activity in the trading of our stock, expected volatilities and terms are based on the historical volatility of the stock of peer companies that management considers to be engaged in a business similar to the CBOT. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of option grant. CBOT has not paid any dividends to date, so the expected dividend yield was set to zero.

	Lattice	Monte-Carlo
Expected volatility	45%	45%
Expected term (in years)	6	5-7
Risk-free rate	4.4%	4.4%

Restricted Stock Awards—In October 2005, 27,884 restricted stock grants were awarded under the Plan. The fair value of these awards that vested during 2005 was $0.4 million. The following table summarizes non-vested shares under the Plan as of December 31, 2005:

Non-vested Shares	Shares (000)	Weighted-Average Grant-Date Fair Value
Non-vested—beginning of year	—	$—
Granted	28	54
Vested	(8)	54
Forfeited	—	—

Non-vested—end of year	20	$54

16.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all Class A common stock outstanding for each reporting period. Diluted earnings per share, when applicable, is computed by reflecting the increase in the outstanding number of shares of Class A common stock if stock options or restricted stock awards were exercised or converted into common stock using the treasury stock method.

Income used in the calculation of earnings per share for the year ended December 31, 2005, only includes earnings allocated to the period after April 22, 2005, the date of the demutualization described in Note 3. Weighted average number of shares used in the calculation is based on the average number of shares outstanding after April 22, 2005 rather than the entire reporting period. Earnings per share are calculated as follows (in thousands, except per share data):

	Year Ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Net income allocated to post-restructuring period	$54,719	50,045	$1.09

Effect of Dilutive Securities:
Options		9
Non-vested restricted stock		1

Diluted EPS:

Net income plus assumed conversions	$54,719	50,055	$1.09

17.	DEPOSITS OF U.S. TREASURY SECURITIES

The rules and regulations of the CBOT require certain minimum financial requirements for delivery of physical commodities, maintenance of capital requirements and deposits on pending arbitration matters. To satisfy these requirements, member firms have deposited U.S. Treasury securities with the CBOT. These deposits are not considered assets of the CBOT, nor does any interest earned on these deposits accrue to the CBOT; accordingly, they are not reflected in the accompanying financial statements. The aggregate market value of these securities on deposit was $36.1 million and $6.1 million as of December 31, 2005 and 2004, respectively.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash equivalents, accounts receivable and other current assets are carried at amounts which approximate fair value due to their short-term nature. Similarly, liabilities including accounts payable and accrued liabilities, the current portion of long-term debt, funds held for deposit and membership transfers and other liabilities are carried at amounts approximating fair value. Based on a comparison of the terms of CBOT Holdings’ existing long-term debt and the terms currently available for similar borrowings, management estimates the fair value of the long-term debt approximates the carrying value.

19.	OPERATING SEGMENTS

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

CBOT Holdings evaluates operating segment performance based on revenues and income from operations. Inter-company transactions between segments have been eliminated. The accounting principles used for segment reporting are the same as those used for consolidated financial reporting. A summary by operating segment follows for the year ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31, 2005
	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$266,957			$266,957
Clearing fees	82,137			82,137
Market data	73,882			73,882
Building		$22,161		22,161
CBOT space rent		26,189	$(26,189)	—
Services	15,296			15,296
Other	6,140			6,140

Total revenues	$444,412	$48,350	$(26,189)	$466,573

Depreciation and amortization	$39,984	$14,937		$54,921

Income from operations	$132,987	$(360)		$132,627

Total assets	$499,293	$186,574		$685,867

Capital expenditures	$26,233	$14,003		$40,236

	Year Ended December 31, 2004
	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$202,881			$202,881
Clearing fees	73,556			73,556
Market data	64,234			64,234
Building		$22,428		22,428
CBOT space rent		25,850	$(25,850)	—
Services	13,720			13,720
Other	3,374			3,374

Total revenues	$357,765	$48,278	$(25,850)	$380,193

Depreciation and amortization	$32,055	$13,956		$46,011

Income from operations	$72,678	$1,545		$74,223

Total assets	$274,791	$185,625		$460,416

Capital expenditures	$40,508	$10,746		$51,254

	Year Ended December 31, 2003
	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$285,721			$285,721
Clearing fees	1,158			1,158
Market data	55,850			55,850
Building		$20,061		20,061
CBOT space rent		25,539	$(25,539)	—
Services	16,060			16,060
Other	2,452			2,452

Total revenues	$361,241	$45,600	$(25,539)	$381,302

Depreciation and amortization	$18,773	$14,096		$32,869

Income from operations	$118,631	$(1,817)		$116,814

Total assets	$283,311	$200,670		$483,981

Capital expenditures	$42,459	$3,603		$46,062

20.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The board of directors of each of CBOT Holdings and the CBOT include directors that are members of the CBOT, and a substantial majority of the Class A common stock of CBOT Holdings is owned by members of the CBOT. Many of the CBOT members derive a substantial portion of their income from their trading or clearing activities on or through the CBOT. In addition, trading privileges on the CBOT have substantial independent value. The amount of income that members of the CBOT derive from their trading or clearing activities and the value of their memberships in the CBOT are in part dependent on the fees they are charged to trade, clear and access our markets and the rules and structure of our markets. CBOT members, many of whom act as floor brokers and floor traders, benefit from trading rules, membership privileges and fee discounts that enhance their open-auction trading opportunities and profits. CBOT members pay fees, which may be substantial, either directly or indirectly, to our exchange in connection with the services we provide. We believe the payments made by directors that are CBOT members are on terms no more favorable than the terms given to similarly situated CBOT members who are not directors.

21.	Quarterly Financial Data (unaudited)

The information below sets forth income statement data by quarter for the years ended December 31, 2005 and 2004 (in thousands):

	Year Ended December 31, 2005(4)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$116,457	$120,587	$112,168	$117,361
Expenses	80,469	86,857	79,279	87,341

Income from operations	$35,988	$33,730	$32,889	$30,020

Net income	$20,788	$18,234	$19,824	$17,697

Earnings per share: (1)
Basic		$0.35	$0.40	$0.34

Diluted		$0.35	$0.40	$0.34

Weighted average number of common stock shares: (2)(3)
Basic		49,360	49,360	52,079

Diluted		49,360	49,360	52,116

	Year Ended December 31, 2004(4)(5)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$100,885	$102,096	$93,575	$83,637
Expenses	74,004	73,585	73,774	84,607

Income (loss) from operations	$26,881	$28,511	$19,801	$(970)

Net income (loss)	$16,018	$16,522	$12,166	$(2,721)

(1)	Income used in the calculation of earnings per share only includes earnings allocated to each reported period after April 22, 2005, the date the CBOT demutualized and became a stock, for-profit company. The amount of income allocated to the period before April 22, 2005 and not included in the calculation of earnings per share was $1.0 million for the quarter ended June 30, 2005 and $21.8 million for the year ended December 31, 2005.
(2)	CBOT members received an aggregate of 49.4 million shares of Class A common stock of CBOT Holdings as a result of the demutualization. Weighted average number of shares used in the calculation is based on the average number of shares outstanding after April 22, 2005 rather than the entire reporting period.
(3)	On October 24, 2005, CBOT Holdings closed an initial public offering of its Class A common stock. The number of shares of Class A common stock outstanding immediately after this offering was 52.8 million shares.
(4)	In the second quarter of 2005 and the fourth quarter of 2004, we recorded $4.0 million and $3.5 million, respectively, in litigation expenses related to the settlement of the lawsuit brought by certain members related to the proposed allocation of equity in the restructuring transactions of the CBOT.
(5)	In both the first and second quarter of 2004, we recorded $4.7 million of membership dues revenue. The dues assessments was made to provide us with adequate funds to meet increased financial demands associated with competitive pressures. The need for an additional dues levy was reviewed by our board of directors in July 2004 at which time it was decided that an additional dues levy was unnecessary. The board of directors reevaluated this decision in October 2004 and decided to rescind the original dues assessment. The rescission of the dues was recorded in the fourth quarter of 2004.

22. Subsequent Event

On March 6, 2006, the CBOT and CBOT Holdings, Inc. entered into a Retirement Agreement with their former Executive Vice President and General Counsel. The CBOT will be obligated to pay an estimated $2.5 million under the terms of the agreement, with the final amount being based in part on the price of CBOT Holdings’ Class A common stock in October 2006.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of CBOT Holdings, Inc. (incorporated by reference to Exhibit 3.1 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of CBOT Holdings, Inc. (incorporated by reference to Exhibit 3.1 of CBOT Holdings, Inc.’s Current Report on Form 8-K dated June 27, 2005).

3.3	Amended and Restated Bylaws of CBOT Holdings, Inc. (incorporated by reference to Exhibit 3.3 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).

4.1	Form of Common Stock certificate for CBOT Holdings, Inc. (incorporated by reference to Exhibit 4.1 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).

4.2	Rights Agreement, dated June 24, 2005, between CBOT Holdings, Inc. and Computershare Investor Services LLC (incorporated by reference to Exhibit 4.1 of CBOT Holdings, Inc.’s Current Report on Form 8-K dated June 27, 2005).

9.1	Subsidiary Voting Trust Agreement, dated October 11, 2005, by and among CBOT Holdings, Inc., Board of Trade of the City of Chicago, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 9.1 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.1	Settlement Agreement, dated February 6, 2004, by and between the Plaintiff Class Representatives and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 4.10 to Amendment No. 7 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant).

10.2	First Amendment to Settlement Agreement dated February 6, 2004, dated April 20, 2004, by and between the Plaintiff Class Representatives and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 4.12 to Amendment No. 8 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant).

10.3	Second Amendment to Settlement Agreement dated February 6, 2004, dated July 1, 2004, by and between the Plaintiff Class Representatives and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 4.13 to Amendment No. 8 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant).

10.4	Note Purchase Agreement, dated March 1, 1997, among Board of Trade of the City of Chicago and each of the purchasers listed on Schedule A attached thereto (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-54370) of the Board of Trade of the City of Chicago, Inc.).

10.5	License Agreement, dated June 5, 1997, between Dow Jones & Company, Inc. and Board of Trade of the City of Chicago (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant).

10.6	Amendment to License Agreement, dated September 9, 1997, between Dow Jones & Company, Inc. and Board of Trade of the City of Chicago (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-54370) of the Board of Trade of the City of Chicago, Inc.).

10.7	Second Amendment to License Agreement, dated February 18, 1998, between Dow Jones & Company, Inc. and Board of Trade of the City of Chicago (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant).

Exhibit Number	Description
10.8	Third Amendment to License Agreement, dated May, 1998, between Dow Jones & Company, Inc. and Board of Trade of the City of Chicago (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-54370) of the Board of Trade of the City of Chicago, Inc.).

10.9	Fourth Amendment to License Agreement, dated December 19, 2001, between Dow Jones & Company, Inc. and Board of Trade of the City of Chicago (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant).

10.10	Fifth Amendment to License Agreement, dated October 29, 2003, between Dow Jones & Company, Inc. and Board of Trade of the City of Chicago, Inc. (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.8 to Amendment No. 7 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant).

10.11	Treasury Index Agreement, dated March 29, 2004, between Dow Jones & Company and Board of Trade of the City of Chicago, Inc. (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.9 to Amendment No. 7 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant).

10.12	ISDA Master Agreement and related foreign exchange forward contracts, dated September 27, 2000, between Bank of America, N.A. and Board of Trade of the City of Chicago, Inc. (as successor to Ceres Trading Limited Partnership) (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-54370) of the Board of Trade of the City of Chicago, Inc.).

10.13	Credit Agreement, dated January 15, 2002, between Board of Trade of the City of Chicago, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant).

10.14	First Amendment to Line of Credit Agreement, dated January 15, 2003, between Board of Trade of the City Of Chicago, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.42 to Amendment No. 6 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant).

10.15	Settlement Agreement, dated August 23, 2002, among Board of Trade of the City of Chicago, Inc., Chicago Mercantile Exchange Inc., eSpeed, Inc. and Electronic Trading Systems Corporation (incorporated by reference to Exhibit 10.13 to Amendment No. 9 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant).

10.16	Amended and Restated Software License Agreement, dated August 3, 2004, between AtosEuronext Market Solutions (as assignee of LIFFE Administration and Management) and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 10.14.1 to Amendment No. 9 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant).

10.17	Amended and Restated Managed Services Agreement, dated August 3, 2004, between AtosEuronext Market Solutions (as assignee of LIFFE Administration and Management) and Board of Trade of the City of Chicago, Inc. (certain confidential portions have been omitted and filed separately with the SEC pursuant to request for confidential treatment) (incorporated by reference to Exhibit 10.17.1 to Amendment No. 10 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant).

Exhibit Number	Description
10.18	Clearing Services Agreement, dated April 16, 2003, between Chicago Mercantile Exchange Inc. and Board of Trade of the City of Chicago, Inc. (certain confidential portions have been omitted and filed separately with the SEC pursuant to request for confidential treatment) (incorporated by reference to Exhibit 10.18 to Amendment No. 9 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant).

10.19	Amendment to Clearing Services Agreement, dated March 1, 2004, between Chicago Mercantile Exchange Inc. and Board of Trade of the City of Chicago, Inc. (certain confidential portions have been omitted and filed separately with the SEC pursuant to request for confidential treatment) (incorporated by reference to Exhibit 10.19 to Amendment No. 7 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant).

10.20	Executive Employment Agreement, dated May 18, 1999, between Board of Trade of the City of Chicago and Carol A. Burke (incorporated by reference to Exhibit 10.6 to Amendment No. 11 to the Registration Statement on Form S-4 (Registration No. 333-54370) of the Board of Trade of the City of Chicago, Inc.)*

10.21	Amendment to Executive Employment Agreement, dated February 28, 2001, between Board of Trade of the City of Chicago and Carol A. Burke (incorporated by reference to Exhibit 10.7 to Amendment No. 11 to the Registration Statement on Form S-4 (Registration No. 333-54370) of the Board of Trade of the City of Chicago, Inc.)*

10.22	Amendment No. 2 to Executive Employment Agreement, dated September 23, 2005, between Board of Trade of the City of Chicago, Inc. and Carol A. Burke (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-124730) of CBOT Holdings, Inc.).*

10.23	Employment Agreement, dated September 21, 2005, by and among CBOT Holdings, Inc., Board of Trade of the City of Chicago, Inc. and Bernard W. Dan (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).*

10.24	Letters relating to the employment of William M. Farrow III, dated May 11, 2001 and May 15, 2001, from Board of Trade of the City of Chicago, Inc. to William M. Farrow III (incorporated by reference to Exhibit 10.39 to Amendment No. 3 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant) (incorporated by reference to Exhibit 10.24 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).*

10.25	CBOT Holdings, Inc. 2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).*

10.26	Form of Indemnification Agreement between CBOT Holdings, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.27 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).*

10.27	Summary of CBOT Excess 401(k) Payments (incorporated by reference to Exhibit 10.28 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).*

10.28	Summary of CBOT Supplemental Pension Plan (incorporated by reference to Exhibit 10.29 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).*

10.29	CBOT Holdings, Inc. Director Compensation Policy (incorporated by reference to Exhibit 10.30 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).*

10.30	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.31 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).*

10.31	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.32 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).*

Exhibit Number	Description
10.32	Form of Restricted Stock Award for Directors and Special Advisors (incorporated by reference to Exhibit 10.33 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).*

10.33	Form of Amendment Letter to Certain Stock Option Awards (incorporated by reference to Exhibit 99.1 of CBOT Holdings, Inc.’s Current Report on Form 8-K dated December 19, 2005).*

10.34	Director Compensation Policy—Updated as of February 2006 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by CBOT Holdings, Inc. on February 22, 2006).*

21	Subsidiaries of CBOT Holdings (incorporated by reference to Exhibit 21 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification by CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.