Form 10-Q
period 2006-03-31
CBOT HOLDINGS  INC
filed 2006-05-01
CIK 1161448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32650

CBOT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4468986
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

141 West Jackson Boulevard

Chicago, Illinois 60604

(312) 435-3500

(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2006, there were issued and outstanding 52,816,929 shares of the registrant’s Class A common stock, par value $0.001 per share (consisting of 20,084,598 shares of Class A common stock, 16,353,172 shares of Series A-2, Class A common stock and 16,379,159 shares of Series A-3, Class A common stock).

CBOT HOLDINGS, INC.

FORM 10-Q — QUARTERLY REPORT

For the period ended March 31, 2006

- i -

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited, in thousands)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents:
Unrestricted	$99,882	$99,575
Held under deposit and membership transfers	4,966	1,746

Total cash and cash equivalents	104,848	101,321

Restricted cash	29,203	14,031
Short term investments	253,979	239,888
Accounts receivable - net of allowance of $4,603 in 2005 and 2006	50,962	33,671
Deferred income taxes	1,921	1,962
Prepaid expenses	23,233	18,410

Total current assets	464,146	409,283

Property and equipment:
Land	34,234	34,234
Buildings and equipment	335,415	333,014
Furnishings and fixtures	189,188	198,083
Computer software and systems	93,719	93,636
Construction in progress	4,469	5,577

Total property and equipment	657,025	664,544
Less accumulated depreciation and amortization	412,108	409,789

Property and equipment - net	244,917	254,755

Other assets - net	21,229	21,829

Total assets	$730,292	$685,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,965	$20,455
Accrued clearing services	15,023	11,286
Accrued real estate taxes	6,078	7,730
Accrued payroll costs	2,966	6,351
Accrued exchange fee rebates	659	1,200
Accrued employee termination	1,755	3,063
Accrued liabilities	7,241	7,395
Funds held for deposit and membership transfers	33,220	14,821
Current portion of long-term debt	19,455	19,366
Income tax payable	24,425	5,751
Deferred revenue	432	5,183

Total current liabilities	124,219	102,601

Long-term liabilities:
Deferred income tax liabilities	14,872	17,204
Long-term debt	—	10,716
Other liabilities	13,837	13,584

Total long-term liabilities	28,709	41,504

Total liabilities	152,928	144,105

Stockholders’ equity:
Common stock, $0.001 par value, 52,787 shares issued and outstanding	53	53
Additional paid-in capital	487,404	486,990
Retained earnings	89,821	54,719
Accumulated other comprehensive income	86	—

Total stockholders’ equity	577,364	541,762

Total liabilities and stockholders’ equity	$730,292	$685,867

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Exchange fees	$83,120	$66,518
Clearing fees	23,231	21,277
Market data	23,643	18,522
Building	5,505	5,608
Services	4,236	3,591
Interest	3,483	714
Other	351	227

Total revenues	143,569	116,457

Expenses:
Clearing services	18,023	16,516
Contracted license fees	1,738	1,625
Salaries and benefits	19,102	18,633
Depreciation and amortization	14,086	13,814
Professional services	3,939	4,592
General and administrative expenses	5,076	4,922
Building operating costs	6,603	6,638
Information technology services	12,230	10,677
Programs	2,627	2,016
Interest	585	922
Severance and related costs	1,036	114

Operating expenses	85,045	80,469

Income from operations	58,524	35,988

Income taxes
Current	25,466	16,577
Deferred	(2,291)	(1,632)

Total income taxes	23,175	14,945

Income before equity in unconsolidated subsidiary	35,349	21,043

Equity in loss of unconsolidated subsidiary - net of tax	(246)	(255)

Net income	$35,103	$20,788

Earnings per share:
Basic	$0.66
Diluted	$0.66

Weighted average number of common stock shares
Basic	52,787
Diluted	52,840

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$35,103	$20,788
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14,086	13,814
Deferred income taxes (benefit)	(2,291)	(1,632)
Stock-based compensation	413	—
Change in allowance for doubtful accounts	—	230
Gain on foreign currency transaction	(2)	(149)
Loss on sale or retirement of fixed assets	7	—
Equity in loss of unconsolidated subsidiary	411	425
Amortization of short term investment discounts	(1,094)	—
Changes in assets and liabilities:
Accounts receivable	(16,654)	(13,993)
Income tax receivable / payable	18,674	13,569
Prepaid expenses	(4,823)	(3,846)
Other assets	376	(410)
Accounts payable	(7,490)	(7,708)
Accrued clearing services	3,737	1,925
Accrued real estate taxes	(1,652)	(1,629)
Accrued payroll costs	(3,385)	(3,149)
Accrued exchange fee rebates	(541)	(714)
Accrued employee termination	(1,308)	(81)
Accrued liabilities	(702)	(35)
Funds held for deposit and membership transfers	18,399	2,177
Deferred revenue	(4,751)	4,484
Other long-term liabilities	253	292

Net cash flows from operating activities	46,766	24,358

Cash flows from investing activities:
Acquisition of property and equipment	(4,195)	(4,932)
Purchase of short term investments	(124,483)	—
Proceeds from short term investments	111,486	—
Restricted cash	(15,172)	3,636
Proceeds from sale of property and equipment	93	—
Investment in joint ventures	(254)	(6)

Net cash flows used in investing activities	(32,525)	(1,302)

Cash flows from financing activities:
Repayments of borrowings	(10,714)	(10,713)
Capital contributions from members	—	124

Net cash flows used in financing activities	(10,714)	(10,589)

Net increase in cash and cash equivalents	3,527	12,467

Cash and cash equivalents - beginning of period	101,321	142,666

Cash and cash equivalents - end of period	$104,848	$155,133

Cash paid for:
Interest	$736	$1,089

Income taxes (net of refunds)	$6,627	$2,837

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2006 and 2005

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation — CBOT Holdings, Inc. is a Delaware stock corporation created in April 2005 to be the holding company for the Board of Trade of the City of Chicago, Inc. and its subsidiaries (the “CBOT”). In October 2005, CBOT Holdings, Inc. completed an initial public offering of shares of Class A common stock which trade under the ticker symbol “BOT” on the New York Stock Exchange. The accompanying consolidated financial statements include the accounts of CBOT Holdings, Inc., and its direct, wholly owned subsidiary, the CBOT (collectively, “CBOT Holdings”). CBOT Holdings has a 50% interest in a joint venture called the Joint Asian Derivatives Exchange (“JADE”) and also holds an approximate 5% interest in a joint venture called OneChicago, LLC (“OneChicago”). CBOT Holdings accounts for JADE and OneChicago under the equity method. All significant inter-company balances and transactions have been eliminated in consolidation.

Business — The primary business of CBOT Holdings is the operation through its wholly owned subsidiary, CBOT, of a marketplace for the trading of interest rate, agricultural, equity index and metals, energy and other futures contracts, as well as options on futures contracts. The CBOT offers side-by-side trading of most of its products across both electronic trading and open-auction platforms. The CBOT’s agricultural products are currently traded during the normal trading day on its open-auction platform and after hours on its electronic platform. The CBOT’s market participants include many of the world’s largest banks, investment firms and commodities producers and users. Other market users include financial institutions, such as public and private pension funds, mutual funds, hedge funds and other managed funds, insurance companies, corporations, commercial banks, professional independent traders and retail customers.

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

Recent Accounting Pronouncements— In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised December 2004) (“SFAS No. 123R”), Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services in share-based payment transactions. It does not change the guidance for share-based transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Statement requires the measurement of the cost of employee services received in exchange for an award of equity instruments to be based on the grant-date fair value of the award. CBOT Holdings adopted SFAS No. 123R as of October 1, 2005. As a result, beginning in the fourth quarter of 2005, CBOT Holdings records the fair value of stock awards as compensation expense over the relevant service periods, as prescribed by SFAS No. 123R.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies SFAS No. 143, Accounting for Asset Retirement Obligations, which states that the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. FIN 47 states that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. One of the three buildings owned by CBOT Holdings contains some asbestos containing materials (“ACM”), primarily in pipe wrap, floor tiles, ceiling tiles and mastic. To the best of management’s knowledge and belief, all ACM is abated in compliance with Environmental Protection Agency (“EPA”), Occupational Safety and Health Association (“OSHA”) and other laws and codes. CBOT Holdings has not recognized a conditional asset retirement obligation related to ACM abatement because it is not possible to make a realistic estimate of the fair value of future ACM removal costs because it is not known where ACM exists since it is typically in a concealed location.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is effective for all reporting periods beginning after December 15, 2005. It is not anticipated that the adoption of this FSP will have a significant impact on the CBOT’s financial position or results of operations.

3. STOCK-BASED COMPENSATION

CBOT Holdings has a share-based compensation plan described below. The compensation cost recognized in the first quarter of 2006 related to the Plan was $0.4 million. As of March 31, 2006, there was approximately $6.0 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Plan. That cost is expected to be recognized ratably through the first quarter of 2010.

In 2005, CBOT Holdings adopted a Long-Term Equity Incentive Plan (the “Plan”) under which stock-based awards may be made to certain directors, officers and other key employees or individuals at the discretion of the board of directors. Grants authorized under the Plan include restricted stock, incentive or nonqualified stock options, stock appreciation rights and performance awards. A total of 1.2 million shares, which may come from authorized and unissued shares or from treasury shares, have been approved for use pursuant to the Plan. Nonqualified stock options may not have an exercise price below 100% of the market price of Class A common stock at the date of grant. Incentive stock options may not have an exercise price below 110% of the market price of Class A common stock at the date of grant. The maximum contractual term of any award under the Plan is ten years. Awards totaling 264,884 shares have been granted under the Plan as of March 31, 2006.

Options — In January 2006, nonqualified stock options to purchase 27,000 shares of Class A common stock were awarded under the Plan. These options have graded four year vesting periods and a maximum term of 10 years. The following table summarizes options outstanding under the Plan as of March 31, 2006:

	Time Vested Options				Market Performance Options
Options	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Outstanding - beginning of year	150	$54			50	$54
Granted	27	92
Exercised
Forfeited or expired

Outstanding - end of period	177	$60	$10,550	9.6	50	$54	$3,270	9.6

Exercisable - end of period	0				50	$54	$3,270	9.6

The weighted-average grant date fair value of options granted during the first quarter of 2006 was approximately $42 per share. No options vested during the first quarter of 2006. The fair value of each option granted during the first quarter of 2006 was estimated on the date of grant using a lattice-based option valuation model that assumes expected volatility of 45%, expected term of 6 years, a risk-free interest rate of 4.34% and a dividend yield of zero.

Restricted Stock Awards — In January 2006, 10,000 shares of restricted stock were awarded under the Plan. No restricted stock grants vested during the first quarter of 2006. The following table summarizes non-vested shares under the Plan as of March 31, 2006:

Non-vested Shares	Shares (000)	Weighted- Average Grant-date Fair Value
Non-vested - beginning of year	20	$54
Granted	10	92
Vested
Forfeited

Non-vested - end of year	30	$67

4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all Class A common stock outstanding for each reporting period. Diluted earnings per share is computed by reflecting the increase in the outstanding number of shares of Class A common stock if stock options or restricted stock awards were exercised or converted into common stock using the treasury stock method.

Earnings per share are calculated as follows (in thousands, except per share data):

	Three Months Ended March 31, 2006
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:	$35,103	52,787	$0.66

Effect of Dilutive Securities:
Options		46
Non-vested restricted stock		7

Diluted EPS:	$35,103	52,840	$0.66

Options to purchase 27,000 shares of common stock at $92 per share were outstanding during the first quarter of 2006 but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

5. RESTRICTED CASH

CBOT Holdings has cash deposits that under their terms cannot be withdrawn without prior notice or penalty. When a membership is sold in conjunction with the shares of Class A common stock that are associated with the membership, the proceeds of such sale are held in escrow for a specified period of time to allow other members to make claims against the selling member. This escrow account and other restricted cash at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Escrow for funds held for membership transfers	$28,290	$13,118
Forward contract collateral	913	913

Total	$29,203	$14,031

6. MARKETABLE SECURITIES

CBOT Holdings has short-term investments in U.S. Treasury securities and has the ability and the intent to hold them until maturity. These securities are debt securities classified as held-to-maturity and are recorded at amortized cost pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Held-to-maturity debt securities with maturities of 90 days or less at the date of purchase are classified as cash and cash equivalents and held-to-maturity debt securities with maturities between 91 days and one year are classified as short-term investments in current assets. Held-to-maturity debt securities classified as short-term investments at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Held-to-maturity securities - less than one year maturity:
Amortized cost	$253,979	$239,888
Gross unrealized holding gains	107	167

Aggregate fair value	$254,086	$240,055

7. DEBT

Long-term debt at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Private placement senior notes, due in annual installements through 2007, at an annual interest rate of 6.81%	$10,716	$21,430
AEMS Financing agreement	8,739	8,652

	19,455	30,082
Less current portion	19,455	19,366

Total	$—	$10,716

In May of 2003, the CBOT signed a financing agreement with LIFFE Administration and Management (“LIFFE”) which allowed the CBOT to finance the costs under a development services agreement signed with LIFFE in March of 2003. Both the financing and development services agreement were subsequently assigned to Atos Euronext Market Solutions (“AEMS”). Under the terms of the financing agreement, the CBOT financed 15.1 million pounds sterling ($26.9 million at December 31, 2003) related to the development services agreement. Repayments of amounts financed began in 2004 and are due in equal annual installments through 2006. Interest was prepaid at the time of the borrowing at an effective rate of approximately 5.6%. Prepaid interest related to the financing agreement of $2.7 million is being amortized to interest expense over three years using an effective interest rate method. Obligations under the financing agreement are denominated in pounds sterling but converted into U.S. dollars using currency exchange rates in effect on each balance sheet date.

In the first quarter of 2006, an annual principal repayment of $10.7 million was made on the senior notes.

CBOT Holdings has an agreement with LaSalle Bank National Association (the “bank”) to provide CBOT Holdings with an unsecured $20.0 million revolving credit facility (the “Revolver”). Interest related to the Revolver is payable monthly at the lower of LIBOR plus 2.25% or the bank’s prime rate. The Revolver also provides letters of credit in the amounts of $4.0 million and 10.0 million pounds, or its U.S. Dollar equivalent. Further, the Revolver allows for the issuance of additional letters of credit, up to the unused portion of the $20.0 million line of credit. The Revolver contains certain covenants, which, among other things, require CBOT Holdings to maintain certain equity levels and financial ratios, as well as restrict CBOT Holdings’ ability to incur additional indebtedness, except in certain specified instances. No amounts have been borrowed nor are outstanding under the Revolver. The Revolver has a maturity date of February 14, 2007.

8. BENEFIT PLANS

At December 31, 2005, substantially all employees of CBOT Holdings were covered by a non-contributory, defined benefit pension plan. The benefits payable under this plan are based primarily on the years of service and the employees’ average compensation levels. The board of directors recently amended the pension plan of CBOT Holdings so that employees hired on or after January 1, 2006 will no longer be eligible to participate in a defined benefit pension plan, but instead will be eligible to participate in a defined contribution pension plan. CBOT Holdings’ funding policy for the defined benefit pension plan is to contribute annually the maximum amount that can be deducted for federal income tax purposes. CBOT Holdings has not contributed to its pension plan during the three months ended March 31, 2006 and does not expect to make a contribution by December 31, 2006. The plan assets are primarily invested in marketable debt and equity securities. The measurement date of plan assets and obligations is December 31.

The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Service cost	$807	$579
Interest cost	687	499
Expected return on plan assets	(927)	(551)
Net amortization:
Unrecognized prior service cost	1	1
Unrecognized net loss	244	207

Net periodic benefit cost	$812	$735

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

The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Service cost	$150	$132
Interest cost	174	169
Net amortization:
Transition liability	35	32
Unrecognized net loss	33	52

Net periodic benefit cost	$392	$385

9. FOREIGN CURRENCY FORWARD CONTRACTS

CBOT Holdings currently utilizes foreign currency forward contracts, which are designated as fair value hedges that are intended to offset the effect of exchange rate fluctuations on certain payment obligations denominated in pounds sterling. These contracts had notional amounts approximating $40.9 million (23.9 million pounds sterling) at March 31, 2006. The fair value of these contracts, which was $0.8 million at March 31, 2006, is recorded in accounts receivable. Gains and losses on these hedge instruments, as well as the gains and losses on the underlying hedged item, offset each other and were therefore zero in the first quarter of 2006. There were no gains or losses recorded on these fair value hedges related to hedge ineffectiveness.

CBOT Holdings also utilizes foreign currency forward contracts that are intended to offset the effect of exchange rate fluctuations on debt that is denominated in pounds sterling. These contracts, which are not designated as hedges under FASB Statement No. 133, had notional amounts approximating $8.6 million (5.0 million pounds sterling) at December 31, 2005. Gains and losses on these instruments, as well as the gains and losses on revaluing the recorded debt were recognized in general and administrative expense.

10. LITIGATION

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

CBOT Holdings is also subject to various other legal actions arising in the normal course of business. CBOT Holdings’ management believes that the ultimate outcome of these proceedings will not have a material adverse effect on CBOT Holdings’ financial position, although an adverse determination could be material to CBOT Holdings’ results of operations or cash flows in any particular period.

11. OPERATING SEGMENTS

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

CBOT Holdings evaluates operating segment performance based on revenues and income from operations. Inter-company transactions between segments have been eliminated. The accounting principles used for segment reporting are the same as those used for consolidated financial reporting. A summary by operating segment follows for the quarters ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31, 2006
	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$83,120			$83,120
Clearing fees	23,231			23,231
Market data	23,643			23,643
Building		5,505		5,505
CBOT space rent		6,608	(6,608)	—
Services	4,236			4,236
Interest	3,483			3,483
Other	351			351

Total revenues	$138,064	$12,113	$(6,608)	$143,569

Depreciation and amortization	$10,225	$3,861		$14,086

Income from operations	$58,749	$(225)		$58,524

Total assets	$545,480	$184,812		$730,292

Capital expenditures	$1,953	$2,242		$4,195

	Three Months Ended March 31, 2005
	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$66,518			$66,518
Clearing fees	21,277			21,277
Market data	18,522			18,522
Building		5,608		5,608
CBOT space rent		6,547	(6,547)	—
Services	3,591			3,591
Interest	714			714
Other	227			227

Total revenues	$110,849	$12,155	$(6,547)	$116,457

Depreciation and amortization	$10,192	$3,622		$13,814

Income from operations	$35,892	$96		$35,988

Total assets	$293,131	$183,106		$476,237

Capital expenditures	$4,190	$742		$4,932

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Through our exchange subsidiary, the Board of Trade of the City of Chicago, Inc. (the “CBOT”), we operate a marketplace for the trading of interest rate, agricultural, equity index and metals, energy and other futures contracts, as well as options on futures contracts. We offer side-by-side trading of many of our products across both electronic and open-auction trading platforms with leading technology infrastructure, which we believe provides unique trading opportunities by offering deep liquidity coupled with transparency that affords all market participants the ability to compete openly for outstanding orders. Our agricultural products are currently traded during the normal trading day on our open-auction platform and after hours on our electronic trading platform. We expect our agricultural products to begin trading on our electronic trading platform during the day beginning August 1, 2006.

Our market participants include many of the world’s largest banks, investment firms and commodities producers and users. Other market users include financial institutions, such as public and private pension funds, mutual funds, hedge funds and other managed funds, insurance companies, corporations, commercial banks, professional independent traders and retail customers.

We derive a substantial portion of our revenue from exchange fees and clearing fees directly related to the trading in our markets, which accounted for 58% and 16%, respectively, of our total revenue in the first quarter of 2006. In addition, we derive revenue from the sale of market data indirectly related to trading in our markets, which accounted for 16% of our total revenue in the first quarter of 2006. We also own and operate three office buildings in the City of Chicago, which accounted for 4% of our total revenue in the first quarter of 2006.

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

Our revenue in the first quarter of 2006 grew 23% versus the first quarter of 2005, our operating margin grew from 31% to 41% and our net income increased 69%. These results were due in part to an increase in trading volume of 11% and increases in exchange fee rates and market data fees implemented in October 2005 and January 2006, respectively, combined with minimal operating expense growth of 6%.

The following is a summary discussion of certain aspects of our business that are important to understanding our financial condition, results of operations and cash flows:

Exchange Fees

Our largest source of operating revenue is exchange fee revenue. Exchange fee revenue is a function of three variables: (1) exchange fee rates, determined for the most part by contract type, trading venue and membership/customer status; (2) trading volume; and (3) transaction mix between contract type, trading venue and membership/customer status. Because our exchange fee rates are assessed on a per transaction basis, our exchange fee revenue is directly correlated to the volume of contracts traded on our markets. While exchange fee rates are established by us, trading volume and transaction mix are primarily influenced by factors outside our control. These external factors include: price volatility in the underlying commodities or equities, interest rate or inflation volatility, changes in U.S. government monetary or fiscal policies, agricultural or trade policies, weather conditions in relation to agricultural commodities, and national and international economic and political conditions.

The following chart summarizes trading volume by product category, as well as the portion of total trading volume executed on our electronic trading platform, e-cbot® powered by LIFFE Connect®. The table also includes total trading fees, average rate per contract, total volume-based expenses and average volume-based expense per contract (in thousands, except per contract rates):

	Three Months Ended March 31,
	2006		2005
Trading Volume	Total	% of Total	Total	% of Total	Volume Change	% Change
Interest Rate	158,752	82%	143,730	83%	15,022	10%
Agriculture	25,529	13%	22,779	13%	2,750	12%
Equity Index	7,025	4%	6,378	4%	647	10%
Metals, Energy & Other	1,376	1%	214	0%	1,162	543%

Total	192,682	100%	173,101	100%	19,581	11%

e-cbot Volume	132,196	69%	108,079	62%	24,117	22%
Trading Fees (1)	$106,351		$87,795		$18,556	21%
Average Rate per Contract (2)	$0.552		$0.507		$0.045	9%
Volume-based expenses (3)	$19,761		$18,141		$1,620	9%
Volume-based expenses per Contract (4)	$0.103		$0.105		$(0.002)	-2%

(1)	Comprised of total exchange and clearing fee revenue.
(2)	Represents total trading fees divided by total reported trading volume.
(3)	Comprised of clearing services and contracted license fees.
(4)	Represents volume-based expense divided by total reported trading volume.

Volume Growth

Trading volume growth in the first quarter of 2006 was largely attributable to growth in trading volume of our interest rate products. Interest rate products primarily consist of our U.S. Treasury complex, which includes contracts on 30-year U.S. Treasury bonds, 10-, 5-, and 2-year Treasury notes, as well as 30-Day Federal Funds. All of our other product groups also contributed modestly to trading volume growth in the first quarter of 2006.

Some factors that we believe affected trading volume growth in contracts on U.S. Treasury securities include expanded distribution of direct connections to e-cbot, increased educational programs on our U.S. Treasury complex and new volume-driving market making programs on e-cbot for certain U.S. Treasury contracts. The growth in trading volume in our agriculture products we believe was due in part to growth in the use of commodities as an asset investment category. Our equity index growth we believe is due to marketing efforts around those products as well as from liquidity provided by electronic market makers. Our growth in metals volume was primarily driven by temporary fee waivers initiated on March 1, 2006 for membership trading in gold and silver contracts in an effort to stimulate growth in the complex.

Clearing Fees

We provide clearing services for our products via the CME/CBOT Common Clearing Link. Under the terms of our arrangement with the CME, we receive clearing fees in respect of each side of a trade made either on our electronic trading or open-auction platforms that is cleared through the CME/CBOT Common Clearing Link. The aggregate amount of clearing fees received by us is based upon contract trading volume in our products and, therefore, will fluctuate based on the same factors that affect our trading volume.

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

Segments

We have identified two reportable operating segments: exchange trading and real estate operations. The exchange trading segment primarily consists of revenue and expenses from both the electronic and open-auction trading platforms, as well as from the sale of related market data to vendors and from clearing fees. The real estate operations segment consists of revenue and expenses from renting and managing our real estate. We allocate indirect expenses to each operating segment. The revenue and income attributable to the real estate operations segment is a small percent of total revenues and income. We identify real estate operations as a reportable segment primarily due to the amount of assets attributable to real estate operations, which consist of owned building space in the City of Chicago. The following discussion of the results of operations primarily focuses on the exchange trading segment, with discussion of the real estate operations being made only when it is significant.

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Net Income

Net income for the first quarter of 2006 was $35.1 million, 69% higher than net income for the first quarter of 2005. This growth was primarily a result of a $27.1 million increase in revenues in the first quarter of 2006 and baseline expenses growing at a slower rate than revenue during the first quarter.

Revenues

Revenues for the first quarter of 2006 increased 23%, or $27.1 million, to $143.6 million compared to the first quarter of 2005. The increase in revenues in the first quarter of 2006 was primarily due to an increase in the average rate per contract traded, which accounted for $8.6 million of the increase, higher trading volumes, which accounted for $9.9 million of the increase, and price increases for market data in January 2006, which accounted for $5.1 million of the increase.

The following chart provides revenues by source (in thousands):

	Three Months Ended March 31,
	2006	2005	% Change
Exchange fees	$83,120	$66,518	25%
Clearing fees	23,231	21,277	9%

Trading fees	106,351	87,795	21%
Market data	23,643	18,522	28%
Building	5,505	5,608	-2%
Services	4,236	3,591	18%
Interest	3,483	714	388%
Other	351	227	55%

Total revenues	$143,569	$116,457	23%

The following table provides trading fees, which include exchange fees and clearing fees, per reported contract traded at the product and platform levels:

	Three Months Ended March 31,
	2006	2005	% Change
Interest rate	$0.517	$0.482	7%
Agriculture	$0.673	$0.641	5%
Equity index	$0.760	$0.578	31%
Metals, energy & other	$1.312	$0.855	53%
Overall average rate per contract	$0.552	$0.507	9%
e-cbot	$0.495	$0.400	24%
Open-auction	$0.515	$0.491	5%
Off-exchange	$2.296	$2.131	8%
Overall average rate per contract	$0.552	$0.507	9%

The average rate per contract traded, which is total trading fees divided by total reported trading volume, for the first quarter of 2006 was $0.552, 9% higher than the $0.507 average rate per contract traded in the first quarter of 2005. The average rate per contract traded increased in the current year primarily due to exchange fee increases initiated in October 2005 mainly for U.S. Treasury products traded on e-cbot.

Operating Income

Income from operations increased 63%, or $22.5 million, in the first quarter of 2006 compared to the first quarter of 2005. Operating income from the exchange trading segment increased $22.9 million from the prior year, whereas operating income from the real estate operations segment decreased $0.3 million to a loss of $0.2 million in the first quarter of 2006.

The exchange trading segment increase in the first quarter of 2006 was largely the result of increases in exchange fee rates, trading volume and market data prices, partially offset by moderate baseline expense growth. The real estate operations segment decrease was primarily the result of a $0.1 million decrease in building lease revenues.

Expenses

Operating expenses increased 6% in the first quarter of 2006 compared to the first quarter of 2005. Operating expenses as a percent of total revenues decreased from 69% in the first quarter of 2005 to 59% in the first quarter of 2006, resulting in an operating margin of 41% in the first quarter of 2006 compared to 31% in the first quarter of 2005. Our 2006 revenue growth was primarily driven by increased exchange fees, increased trading volume and increased market data fees. Our operating margin increased in the first quarter of 2006 because our operating expenses grew at a lesser rate than revenues because these 2006 revenue growth drivers only marginally increased expenses. The increase in trading volume led to a 9% increase in our volume-based expenses. These expenses, however, only constituted 23% of total operating expenses in the first quarter of 2006. The increase in exchange fees and market data fees had no direct effect on operating expenses.

The following chart illustrates operating expenses and income from operations in total and as a percent of total revenues (in thousands):

	Three Months Ended March 31,
	2006	2005	% Change
Total revenues	$143,569	$116,457	23%
Expenses:
Clearing services	18,023	16,516	9%
Contracted license fees	1,738	1,625	7%

Volume-based expenses	19,761	18,141	9%
Salaries and benefits	19,102	18,633	3%
Depreciation and amortization	14,086	13,814	2%
Professional services	3,939	4,592	-14%
General and administrative expenses	5,076	4,922	3%
Building operating costs	6,603	6,638	-1%
Information technology services	12,230	10,677	15%
Programs	2,627	2,016	30%
Interest	585	922	-37%

Baseline expenses	64,248	62,214	3%
Severance and related costs	1,036	114	809%

Other expenses	1,036	114	809%
Operating expenses	85,045	80,469	6%

Income from operations	$58,524	$35,988	63%

	As a % of Revenue
Volume-based expenses	14%	16%
Baseline expenses	45%	53%
Other expenses	1%	0%

Operating expenses	59%	69%
Operating Margin	41%	31%

Volume-based Expenses

Volume-based expenses increased $1.6 million, or 9%, in the first quarter of 2006 versus the first quarter of 2005. Since these expenses are tied to our trading volume, we expect increases in volume-based expenses during periods of trading volume growth like we experienced in the first quarter of 2006. The average volume-based expense per contract was generally consistent between the periods at $0.103 and $0.105 per contract in the first quarters of 2006 and 2005, respectively.

Baseline Expenses

Baseline expenses increased $2.0 million, or 3%, in the first quarter of 2006 versus the first quarter of 2005. In the first quarter of 2006, these expenses decreased to 45% of total revenues from 53% of total revenues in the first quarter of 2005. Within baseline expenses, information technology services expense increased 15% and professional services expense decreased 14% in the first quarter of 2006 versus the prior year. Also, baseline expenses in the first quarter of 2006 included $0.4 million of non-cash, stock-based compensation expense recorded in salaries and benefits.

Information technology services expense increased $1.6 million to $12.2 million in the first quarter of 2006. The increase was primarily the result of $1.1 million of increased maintenance charges for our hardware and software systems on the technology supporting our trading platforms. Also, costs associated with connections to our electronic trading system increased $0.5 million as we continued to add more customers to our electronic trading platform.

Professional services expense decreased $0.7 million to $3.9 million in the first quarter of 2006. This decrease was primarily due to a decrease of $1.4 million in costs for consultants and programmers primarily used for modifications to our various trading technologies. Also, the first quarter of 2005 included $1.4 million of restructuring charges related to our demutualization process. While we did not have restructuring charges in the first quarter of 2006, we did incur $1.7 million of additional legal fees and $0.4 million of additional board of director charges in the current year.

Other Expenses

In the first quarter of 2006, we increased an accrual for severance costs by $1.0 million related to a retirement agreement entered into in March 2006 with our former general counsel. We expect that the majority of this accrual will be paid in 2006.

Income Taxes

The effective income tax rate for the first quarter of 2006 and the first quarter of 2005 was 40% and 42%, respectively. The first quarter 2005 rate was higher than our 40% combined federal and state statutory tax rate because of approximately $1.4 million of costs related to our restructuring process that were not deductible for tax purposes.

Liquidity and Capital Resources

Our operations are the major source of our liquidity. Cash requirements principally consist of operating expenses, capital expenditures for technology enhancements and scheduled debt repayments.

At March 31, 2006, cash and cash equivalents were $104.8 million versus $101.3 million at December 31, 2005. When combined with short-term investments, which are comprised of U.S. Treasury securities with maturities between 91 days and one year, these current assets totaled $358.8 million at March 31, 2006, a $17.6 million increase from $341.2 million at December 31, 2005. The increase in cash, cash equivalents and short-term investments during the first quarter of 2006 was primarily the result of $46.8 million of cash from operations, partially offset by a $15.2 million increase in restricted cash, $10.7 million of debt repayments and $4.2 million of capital expenditures.

Working capital at March 31, 2006 increased $33.2 million from December 31, 2005 to a balance of $339.9 million. The increase in working capital was primarily a result of the increase in cash, cash equivalents and short-term investments, as described above, as well as an increase in accounts receivable of $17.3 million related to higher revenues in the first quarter of 2006 compared to the fourth quarter of 2005.

Property and equipment, net of accumulated depreciation, was $244.9 million, a $9.8 million decrease from December 31, 2005. The decrease in property and equipment reflects recorded depreciation of $14.0 million offset by capital acquisitions of $4.2 million. Capital expenditures in 2006 currently are expected to total approximately $42 million.

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

Net Cash Flows From Operating Activities

Net cash provided by operating activities totaled $46.8 million and $24.4 million for the first quarters of 2006 and 2005, respectively. Cash provided by operations in 2006 primarily consisted of $35.1 million of net income adjusted for non-cash items including $14.1 million of depreciation and amortization.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities totaled $32.5 million and $1.3 million in the first quarters of 2006 and 2005, respectively. Cash used for investing in 2006 primarily consisted of $13.0 million of purchases of short-term investments (net of maturities) as well as $15.2 million of additional restricted cash and capital expenditures of $4.2 million.

Capital Expenditures

Approximately $2.2 million of capital expenditures in the first quarter of 2006 related to real estate projects for building renovations and tenant space improvements. The balance of capital expenditures in the first quarter of 2006 related primarily to the technology supporting our trading platforms.

Net Cash Flows Used in Financing Activities

Net cash used in investing activities totaled $10.7 million and $10.6 million in the first quarters of 2006 and 2005, respectively, and primarily related to scheduled debt repayments.

Long-Term and Short-Term Debt

Total debt at March 31, 2006 was $19.5 million, comprised of $10.7 million of senior notes and $8.8 million (5.0 million pounds sterling) due to AEMS under a financing agreement, which is denominated in pounds sterling, related to the development of e-cbot in 2003. The final payments on the senior notes, which bear interest at a rate of 6.81%, are due in the first quarter of 2007. The final payments on the financing agreement are due in installments through October 2006. Interest on the financing agreement was prepaid at the time of the borrowing at an effective rate of approximately 5.6%.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual amounts could differ from those estimates. A summary of the critical accounting policies that we believe are important to understanding our financial results is included in our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in the audited financial statements and related notes included in the Form 10-K. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first quarter of 2006.

Forward-Looking Statements

In this document, our use of the words “may,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or other comparable terminology is intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. While these forward-looking statements represent our current judgment on what the future may hold, these forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties, including risks associated with intense competition in our industry, our inability to successfully execute our electronic trading strategy, risks associated with the globalization of our business, risks associated with our recent conversion to a for-profit company, our inability to retain current customers or attract new customers, the possibility of declines in derivatives trading volume generally, risks associated with our dependence on certain third-party suppliers, regulatory and legal risks, and other risks and uncertainties identified in reports and other filings that we have made with the SEC, as may be revised or supplemented in subsequent filings with the SEC. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

We currently utilize foreign currency forward contracts that we identified as fair value hedges. These are intended to offset the effect of exchange rate fluctuations on firm commitments for purchases of fixed annual and quarterly services denominated in pounds sterling. These contracts had notional amounts approximating $40.9 million (23.9 million pounds sterling) at March 31, 2006. The fair value of these contracts, which was $0.8 million at March 31, 2006, is recorded in accounts receivable. Gains and losses on these hedge instruments, as well as the gains and losses on the underlying hedged item, offset each other and were therefore zero in the first quarter of 2006. There were no gains or losses recorded on these fair value hedges related to hedge ineffectiveness.

We also utilize foreign currency forward contracts that are intended to offset the effect of exchange rate fluctuations on recorded debt that is denominated in pounds sterling. These contracts, which are not designated as hedges under FASB Statement No. 133, had notional amounts approximating $8.6 million (5.0 million pounds sterling) at March 31, 2006. Gains and losses on these hedge instruments, as well as the gains and losses on revaluing the recorded debt were recognized in general and administrative expense.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.

CBOT Holdings’ management, under the supervision and with the participation of the President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note 10 to the Unaudited Consolidated Financial Statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Employment Agreement, dated March 23, 2006 between the Registrant and Kevin J.P. O’Hara (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 29, 2006)

10.2	Retirement Agreement, dated March 6, 2006, by and among the Registrant, Board of Trade of the City of Chicago, Inc. and Carol A. Burke (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 7, 2006)

10.3	Director Compensation Policy (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed February 22, 2006)

10.4	Letter relating to the employment of Christopher Malo, dated February 8, 2005, from Board of Trade of the City of Chicago, Inc. to Christopher Malo

31.1	Certification by CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, CBOT Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CBOT HOLDINGS, INC.

/s/ Bernard W. Dan
Date: April 28, 2006	Bernard W. Dan
President and Chief Executive Officer

/s/ Glen M. Johnson
Date: April 28, 2006	Glen M. Johnson
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

10.1	Employment Agreement, dated March 23, 2006 between the Registrant and Kevin J.P. O’Hara (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 29, 2006)

10.2	Retirement Agreement, dated March 6, 2006, by and among the Registrant, Board of Trade of the City of Chicago, Inc. and Carol A. Burke (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 7, 2006)

10.3	Director Compensation Policy (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed February 22, 2006)

10.4	Letter relating to the employment of Christopher Malo, dated February 8, 2005, from Board of Trade of the City of Chicago, Inc. to Christopher Malo

31.1	Certification by CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002