Form 10-Q
period 2006-06-30
CBOT HOLDINGS  INC
filed 2006-07-31
CIK 1161448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2006

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

As of July 24, 2006, there were issued and outstanding approximately 52,839,500 shares of the registrant’s Class A common stock, par value $0.001 per share (consisting of approximately 20,107,100 shares of Class A common stock, approximately 16,353,200 shares of Series A-2, Class A common stock and approximately 16,379,200 shares of Series A-3, Class A common stock).

CBOT HOLDINGS, INC.

FORM 10-Q — QUARTERLY REPORT

For the period ended June 30, 2006

- i -

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited, in thousands)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents:
Unrestricted	$60,629	$99,575
Held under deposit and membership transfers	5,279	1,746

Total cash and cash equivalents	65,908	101,321

Restricted cash	9,182	14,031
Short term investments	327,956	239,888
Accounts receivable - net of allowance of $4,688 in 2006 and $4,603 in 2005	55,959	33,671
Deferred income taxes	2,240	1,962
Prepaid expenses	20,778	18,410

Total current assets	482,023	409,283

Property and equipment:
Land	34,234	34,234
Buildings and equipment	340,113	333,014
Furnishings and fixtures	180,813	198,083
Computer software and systems	93,294	93,636
Construction in progress	4,145	5,577

Total property and equipment	652,599	664,544
Less accumulated depreciation and amortization	415,691	409,789

Property and equipment - net	236,908	254,755

Other assets - net	23,403	21,829

Total assets	$742,334	$685,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,291	$20,455
Accrued clearing services	16,490	11,286
Accrued real estate taxes	8,108	7,730
Accrued payroll costs	4,931	6,351
Accrued exchange fee rebates	400	1,200
Accrued employee termination	1,141	3,063
Accrued liabilities	10,672	7,395
Funds held for deposit and membership transfers	13,532	14,821
Current portion of long-term debt	20,014	19,366
Income tax payable	6,001	5,751
Deferred revenue	412	5,183

Total current liabilities	93,992	102,601

Long-term liabilities:
Deferred income tax liabilities	12,200	17,204
Long-term debt	—	10,716
Other liabilities	14,080	13,584

Total long-term liabilities	26,280	41,504

Total liabilities	120,272	144,105

Stockholders’ equity:
Common stock, $0.001 par value, 52,794 and 52,787 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	53	53
Additional paid-in capital	488,651	486,990
Retained earnings	133,281	54,719
Accumulated other comprehensive income	77	—

Total stockholders’ equity	622,062	541,762

Total liabilities and stockholders’ equity	$742,334	$685,867

See notes to unaudited consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Exchange fees	$174,975	$136,175	$91,855	$69,657
Clearing fees	48,597	43,836	25,366	22,559
Market data	49,929	36,828	26,286	18,306
Building	11,415	11,087	5,910	5,479
Services	8,535	7,214	4,299	3,623
Interest	7,846	1,415	4,363	701
Other	758	489	407	262

Total revenues	302,055	237,044	158,486	120,587

Expenses:
Clearing services	37,513	33,894	19,490	17,378
Contracted license fees	3,652	3,405	1,914	1,780
Salaries and benefits	38,130	36,535	19,028	17,902
Depreciation and amortization	28,875	28,045	14,789	14,231
Professional services	8,497	9,150	4,558	4,558
General and administrative expenses	9,622	10,089	4,546	5,167
Building operating costs	12,605	13,152	6,002	6,514
Information technology services	24,115	22,069	11,885	11,392
Programs	5,713	5,105	3,086	3,089
Interest	973	1,718	388	796
Litigation	—	4,000	—	4,000
Severance and related costs	1,014	164	(22)	50

Operating expenses	170,709	167,326	85,664	86,857

Income from operations	131,346	69,718	72,822	33,730

Income taxes
Current	57,634	33,579	32,168	17,002
Deferred	(5,333)	(3,250)	(3,042)	(1,618)

Total income taxes	52,301	30,329	29,126	15,384

Income before equity in unconsolidated subsidiary	79,045	39,389	43,696	18,346

Equity in loss of unconsolidated subsidiary - net of tax	(483)	(367)	(237)	(112)

Net income	$78,562	$39,022	$43,459	$18,234

Earnings per share: (see note #4)
Basic	$1.49	$0.35	$0.82	$0.35
Diluted	$1.49	$0.35	$0.82	$0.35

Weighted average number of common stock shares
Basic	52,789	49,360	52,792	49,360
Diluted	52,844	49,360	52,848	49,360

See notes to unaudited consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$78,562	$39,022
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	28,875	28,045
Deferred income taxes (benefit)	(5,333)	(3,250)
Stock-based compensation	1,661	—
Change in allowance for doubtful accounts	85	291
(Gain) / Loss on foreign currency transaction	9	(321)
(Gain) / Loss on sale or retirement of fixed assets	7	(4)
Equity in loss of unconsolidated subsidiary	805	613
Amortization of short term investment discounts	(1,219)	(26)
Changes in assets and liabilities:
Accounts receivable	(18,804)	(9,857)
Income tax payable	250	3,692
Prepaid expenses	(2,368)	(523)
Other assets	(2,252)	(745)
Accounts payable	(8,164)	(6,447)
Accrued clearing services	5,204	3,412
Accrued real estate taxes	378	372
Accrued payroll costs	(1,420)	(2,045)
Accrued exchange fee rebates	(800)	(471)
Accrued employee termination	(1,922)	(130)
Accrued liabilities	345	1,398
Funds held for deposit and membership transfers	(1,289)	9,861
Deferred revenue	(4,771)	4,451
Other long-term liabilities	496	669

Net cash flows from operating activities	68,335	68,007

Cash flows from investing activities:
Acquisition of property and equipment	(10,853)	(19,634)
Purchase of short term investments	(400,116)	(24,674)
Proceeds from short term investments	313,267	14,836
Restricted cash	4,849	(14,441)
Proceeds from sale of property and equipment	93	9
Investment in joint ventures	(274)	(197)

Net cash flows used in investing activities	(93,034)	(44,101)

Cash flows from financing activities:
Repayments of borrowings	(10,714)	(10,713)
Capital contributions from members	—	134

Net cash flows used in financing activities	(10,714)	(10,579)

Net increase (decrease) in cash and cash equivalents	(35,413)	13,327

Cash and cash equivalents - beginning of period	101,321	90,591

Cash and cash equivalents - end of period	$65,908	$103,918

Cash paid for:
Interest	$846	$1,386

Income taxes (net of refunds)	$57,061	$29,678

See notes to unaudited consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2006 and 2005

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation — CBOT Holdings, Inc. is a Delaware stock corporation created in April 2005 to be the holding company for the Board of Trade of the City of Chicago, Inc. and its subsidiaries (the “CBOT®”). In October 2005, CBOT Holdings, Inc. completed an initial public offering of shares of Class A common stock which trade under the ticker symbol “BOT” on the New York Stock Exchange. The accompanying unaudited consolidated financial statements include the accounts of CBOT Holdings, Inc., and its direct, wholly owned subsidiary, the CBOT (collectively, “CBOT Holdings”). CBOT Holdings has a 50% interest in a joint venture called the Joint Asian Derivatives Exchange (“JADE”) and also holds an approximate 5% interest in a joint venture called OneChicago, LLC (“OneChicago”). CBOT Holdings accounts for JADE and OneChicago under the equity method. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows of CBOT Holdings as of June 30, 2006 have been made. Results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 2005 included in CBOT Holdings’ Form 10-K for the year ended December 31, 2005.

Business — The primary business of CBOT Holdings is the operation through its wholly owned subsidiary, CBOT, of a marketplace for the trading of interest rate, agricultural, equity index and metals, energy and other futures contracts, as well as options on futures contracts. The CBOT offers side-by-side trading of many of its products across both electronic trading and open-auction platforms. The CBOT’s agricultural products are currently traded during the normal trading day on its open-auction platform and after hours on its electronic platform. However, on August 1, 2006, CBOT Holdings expects its agricultural futures products to begin trading on its electronic trading platform, side-by-side with its open-auction platform. The CBOT’s market participants include many of the world’s largest banks, investment firms and commodities producers and users. Other market users include financial institutions, such as public and private pension funds, mutual funds, hedge funds and other managed funds, insurance companies, corporations, commercial banks, professional independent traders and retail customers.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affected the reported amounts in the financial statements, such as estimates for bad debts, exchange fee rebates, real estate taxes and assumptions used for the calculation of pension and other postretirement benefit plan costs. Although these and other estimates and assumptions are based on the best available information, actual amounts could differ from such estimates.

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

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of this FSP did not have a significant impact on the CBOT’s financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in accounting practices used in regards to uncertain tax positions by prescribing a recognition threshold and measurement criteria for benefits related to income taxes. The provisions of FIN 48 are effective for all reporting periods beginning after December 15, 2006. It is not anticipated that the adoption of FIN 48 will have a significant impact on the CBOT’s financial position or results of operations.

3. STOCK-BASED COMPENSATION

CBOT Holdings has a share-based compensation plan described below. The compensation cost recognized in the six and three months ended June 30, 2006 related to the Plan was $1.7 million and $1.3 million, respectively. The total income tax benefit recognized in the income statement was $0.7 million and $0.5 million in the six and three months ended June 30, 2006, respectively. As of June 30, 2006, there was approximately $7.2 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Plan. That cost is expected to be recognized ratably through the second quarter of 2010.

In 2005, CBOT Holdings adopted a Long-Term Equity Incentive Plan (the “Plan”) under which stock-based awards may be made to certain directors, officers and other key employees or individuals at the discretion of the board of directors. Grants authorized under the Plan include restricted stock, incentive or nonqualified stock options, stock appreciation rights and performance awards. A total of 1.2 million shares, which may come from authorized and unissued shares or from treasury shares, have been approved for use pursuant to the Plan. Nonqualified stock options may not have an exercise price below 100% of the market price of Class A common stock at the date of grant. Incentive stock options may not have an exercise price below 110% of the market price of Class A common stock at the date of grant. The maximum contractual term of any award under the Plan is ten years. Awards totaling 292,428 shares have been granted under the Plan as of June 30, 2006.

Options — In the first six months of 2006, nonqualified stock options to purchase 32,000 shares of Class A common stock were awarded under the Plan. These options have graded four year vesting periods and a maximum term of 10 years. The following table summarizes options outstanding under the Plan as of June 30, 2006:

	Time Vested Options				Market Performance Options
Options	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Outstanding - beginning of year	150	$54			50	$54
Granted	32	94
Exercised	—	—
Forfeited or expired	—	—

Outstanding - end of period	182	$61	$10,671	9.4	50	$54	$3,280	9.3

Exercisable - end of period	—	$—	$—	—	50	$54	$3,280	9.3

The weighted-average grant date fair value of options granted during the first six months of 2006 was approximately $43 per share. No options vested during the first six months of 2006. The fair value of each option granted during the first six months of 2006 was estimated on the date of grant using a lattice-based option valuation model that assumes expected volatility of 45%, expected term of 6 years, risk-free interest rates ranging from 4.34% to 5.02 % and a dividend yield of zero.

Restricted Stock Awards — In the first six months of 2006, 32,544 shares of restricted stock were awarded under the Plan. Restricted stock grants in the amount of 7,544 vested during the first six months of 2006. The following table summarizes non-vested shares under the Plan as of June 30, 2006:

Non-vested Shares	Shares (000)	Weighted- Average Grant-date Fair Value
Non-vested - beginning of year	20	$54
Granted	33	97
Vested	(8)	97
Forfeited	—	—

Non-vested - end of year	45	$78

In May 2006, the board of directors of CBOT Holdings approved an Employee Stock Purchase Plan, subject to shareholder approval at CBOT Holdings’ 2007 annual meeting. The plan, which is scheduled to become effective January 1, 2007, permits employees who have been employed by the company for at least one year (other than certain part-time employees and highly compensated employees who have been awarded restricted stock) to purchase shares of CBOT Holdings’ Class A Common Stock quarterly through payroll deductions at an exercise price equal to 90% of the fair market value of the stock on the exercise date. The plan permits eligible employees to purchase these shares through payroll deductions for up to 10% of their base compensation. It is expected that 1 million shares will be eligible for purchase under the plan if approved. In the event the plan is not approved by CBOT Holdings’ shareholders at the 2007 annual meeting, employees who purchase stock in the first quarterly purchase period will have taxable income in the amount of the 10% discount they received on the purchase price. Any payroll deductions made after the first quarterly purchase period will be refunded to the employees, and the plan will then be discontinued.

4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all Class A common stock outstanding for each reporting period. Diluted earnings per share is computed by reflecting the increase in the outstanding number of shares of Class A common stock if stock options or restricted stock awards were exercised or converted into common stock using the treasury stock method. Income used in the calculation of earnings per share for the six and three months ended June 30, 2005, only includes earnings allocated to the period after April 22, 2005, the date the CBOT completed a restructuring that changed the CBOT from a nonstock, not-for-profit company with members to CBOT Holdings, a stock, for-profit company with stockholders and the CBOT, a nonstock, for-profit exchange subsidiary with members. Weighted average number of shares used in the calculation is based on the average number of shares outstanding after April 22, 2005 rather than the entire reporting period.

Earnings per share are calculated as follows (in thousands, except per share data):

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Net income	$78,562	$39,022	$43,459	$18,234
Net income allocated to pre-restructuring period	—	(21,824)	—	(1,036)

Net income allocated to post-restructuring period	$78,562	$17,198	$43,459	$17,198

Weighted average number of Class A common stock shares:
Basic	52,789	49,360	52,792	49,360
Diluted	52,844	49,360	52,848	49,360

Earnings per share:
Basic	$1.49	$0.35	$0.82	$0.35
Diluted	1.49	0.35	0.82	0.35

Options to purchase 32,000 shares of common stock at a weighted-average price of $94 per share were outstanding during the six and three months ended June 30, 2006 but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

5. RESTRICTED CASH

CBOT Holdings has cash deposits that under their terms cannot be withdrawn without prior notice or penalty. When a membership is sold in conjunction with the shares of Class A common stock that are associated with the membership, the proceeds of such sale are held in escrow for a specified period of time to allow other members to make claims against the selling member. This escrow account and other restricted cash at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Escrow for funds held for membership transfers	$8,269	$13,118
Forward contract collateral	913	913

Total	$9,182	$14,031

6. MARKETABLE SECURITIES

CBOT Holdings has short-term investments in U.S. Treasury securities and has the ability and the intent to hold them until maturity. These securities are debt securities classified as held-to-maturity and are recorded at amortized cost pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Held-to-maturity debt securities with maturities of 90 days or less at the date of purchase are classified as cash and cash equivalents and held-to-maturity debt securities with maturities between 91 days and one year are classified as short-term investments in current assets. Held-to-maturity debt securities classified as short-term investments at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Held-to-maturity securities - less than one year maturity:
Amortized cost	$327,956	$239,888
Gross unrealized holding gains	133	167

Aggregate fair value	$328,089	$240,055

7. DEBT

Long-term debt at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Private placement senior notes, due in annual installements through 2007, at an annual interest rate of 6.81%	$10,716	$21,430
AEMS Financing agreement	9,298	8,652

	20,014	30,082
Less current portion	20,014	19,366

Total	$—	$10,716

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

CBOT Holdings has an agreement with LaSalle Bank National Association (the “bank”) to provide CBOT Holdings with an unsecured $20.0 million revolving credit facility (the “Revolver”). Interest related to the Revolver is payable monthly at the lower of LIBOR plus 2.25% or the bank’s prime rate. The Revolver also provides letters of credit in the amount 10.0 million pounds, or its U.S. Dollar equivalent. Further, the Revolver allows for the issuance of additional letters of credit, up to the unused portion of the $20.0 million line of credit. The Revolver contains certain covenants, which, among other things, require CBOT Holdings to maintain certain equity levels and financial ratios, as well as restrict CBOT Holdings’ ability to incur additional indebtedness, except in certain specified instances. No amounts have been borrowed nor are outstanding under the Revolver. The Revolver has a maturity date of February 14, 2007.

8. BENEFIT PLANS

At December 31, 2005, substantially all employees of CBOT Holdings were covered by a non-contributory, defined benefit pension plan (the “Pension Plan”). The benefits payable under the Pension Plan are based primarily on the years of service and the employees’ average compensation levels. In December 2005, the board of directors amended the Pension Plan of CBOT Holdings so that employees hired on or after January 1, 2006 are no longer eligible to participate in the Pension Plan, but instead are eligible to participate in a newly created defined contribution pension plan.

CBOT Holdings’ funding policy for the defined benefit pension plan is to contribute annually the maximum amount that can be deducted for federal income tax purposes. CBOT Holdings has not contributed to its pension plan during the six months ended June 30, 2006 and does not expect to make a contribution by December 31, 2006. The plan assets are primarily invested in marketable debt and equity securities. The measurement date of plan assets and obligations is December 31.

The components of net periodic benefit cost are as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Service cost	$1,614	$1,278	$807	$699
Interest cost	1,375	1,089	688	590
Expected return on plan assets	(1,854)	(1,468)	(927)	(917)
Net amortization:
Unrecognized prior service cost	2	1	1	—
Unrecognized net loss	488	386	244	179

Net periodic benefit cost	$1,625	$1,286	$813	$551

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

The components of net periodic benefit cost are as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Service cost	$300	$279	$150	$147
Interest cost	348	324	174	155
Net amortization:
Transition liability	70	65	35	33
Unrecognized net loss	67	62	34	10

Net periodic benefit cost	$785	$730	$393	$345

9. FOREIGN CURRENCY FORWARD CONTRACTS

CBOT Holdings currently utilizes foreign currency forward contracts, which are designated as fair value hedges that are intended to offset the effect of exchange rate fluctuations on certain payment obligations denominated in pounds sterling. These contracts had notional amounts approximating $38.5 million (22.6 million pounds sterling) at June 30, 2006. The fair value of these contracts, which was $3.2 million at June 30, 2006, is recorded in accounts receivable. Gains and losses on these hedge instruments, as well as the gains and losses on the underlying hedged item, offset each other and were therefore zero in the first six months of 2006. There were no gains or losses recorded on these fair value hedges related to hedge ineffectiveness.

CBOT Holdings also utilizes foreign currency forward contracts that are intended to offset the effect of exchange rate fluctuations on debt that is denominated in pounds sterling. These contracts, which are not designated as hedges under FASB Statement No. 133, had notional amounts approximating $8.6 million (5.0 million pounds sterling) at June 30, 2006. Gains and losses on these instruments, as well as the gains and losses on revaluing the recorded debt were recognized in general and administrative expense.

10. LITIGATION

On October 15, 2003, Eurex US filed an antitrust action in federal court against the CBOT and the Chicago Mercantile Exchange (the “CME”) alleging that the companies illegally attempted to block its entrance into the U.S. market and charging the CBOT and the CME with having violated the Sherman Act, among other things, by offering financial inducements, valued at over $100 million, to shareholders of The Clearing Corporation to vote against a proposed restructuring of The Clearing Corporation. Eurex subsequently amended its complaint to make additional charges, including a claim that the CBOT and the CME misrepresented Eurex’s qualifications in their lobbying of Congress and the Commodity Futures Trading Commission.

On December 12, 2003, the CBOT filed in the U.S. District Court for the District of Columbia a motion to dismiss the amended complaint and a motion to transfer the action to the U.S. District Court for the Northern District of Illinois. On September 2, 2004, the United States District Court for the District of Columbia granted the CBOT’s motion to transfer the case to the United States District Court for the Northern District of Illinois. The court denied the CBOT’s motion to dismiss as moot in light of its ruling on the transfer motion. Eurex filed a second amended complaint in the Northern District of Illinois in late March 2005. In addition to the allegations in Eurex’s previous complaints, that complaint alleges, among other things, that the CBOT engaged in predatory pricing and, together with the CME, engaged in a campaign to block regulatory approval of the Eurex proposed Global Clearing Link between The Clearing Corporation, Eurex’s U.S. clearing house in Chicago, and Eurex Clearing in Frankfurt. Eurex seeks treble damages under the antitrust laws in an amount to be proven at trial, injunctive relief enjoining the alleged antitrust violations and compensatory and punitive damages for alleged tortious interference with prospective business opportunities. On June 6, 2005, the CBOT and CME filed a joint motion to dismiss the second amended complaint, which the court denied on August 22, 2005. On October 5, 2005, the CBOT filed its answer and defenses to the second amended complaint. The parties are currently engaged in ongoing discovery for this matter.

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

CBOT Holdings evaluates operating segment performance based on revenues and income from operations. Inter-company transactions between segments have been eliminated. The accounting principles used for segment reporting are the same as those used for consolidated financial reporting. A summary by operating segment follows for the six and three months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended June 30, 2006				Six Months Ended June 30, 2005
	Exchange Trading	Real Estate Operations	Eliminations	Totals	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$174,975			$174,975	$136,175			$136,175
Clearing fees	48,597			48,597	43,836			43,836
Market data	49,929			49,929	36,828			36,828
Building		11,415		11,415		11,087		11,087
CBOT space rent		13,217	(13,217)	—		13,094	(13,094)	—
Services	8,535			8,535	7,214			7,214
Interest	7,846			7,846	1,415			1,415
Other	758			758	489			489

Total revenues	$290,640	$24,632	$(13,217)	$302,055	$225,957	$24,181	$(13,094)	$237,044

Depreciation and amortization	$21,112	$7,763		$28,875	$20,696	$7,349		$28,045

Income from operations	$130,646	$700		$131,346	$70,031	$(313)		$69,718

Total assets	$556,313	$186,021		$742,334	$309,471	$186,015		$495,486

Capital expenditures	$4,352	$6,501		$10,853	$12,515	$7,119		$19,634

	Three Months Ended June 30, 2006				Three Months Ended June 30, 2005
	Exchange Trading	Real Estate Operations	Eliminations	Totals	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$91,855			$91,855	$69,657			$69,657
Clearing fees	25,366			25,366	22,559			22,559
Market data	26,286			26,286	18,306			18,306
Building		5,910		5,910		5,479		5,479
CBOT space rent		6,609	(6,609)	—		6,547	(6,547)	—
Services	4,299			4,299	3,623			3,623
Interest	4,363			4,363	701			701
Other	407			407	262			262

Total revenues	$152,576	$12,519	$(6,609)	$158,486	$115,108	$12,026	$(6,547)	$120,587

Depreciation and amortization	$10,887	$3,902		$14,789	$10,504	$3,727		$14,231

Income from operations	$71,897	$925		$72,822	$34,139	$(409)		$33,730

Total assets	$556,313	$186,021		$742,334	$309,471	$186,015		$495,486

Capital expenditures	$2,399	$4,259		$6,658	$8,325	$6,377		$14,702

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Through our exchange subsidiary, the Board of Trade of the City of Chicago, Inc. (the “CBOT”), we operate a marketplace for the trading of interest rate, agricultural, equity index and metals, energy and other futures contracts, as well as options on futures contracts. We offer side-by-side trading of many of our products across both electronic and open-auction trading platforms with leading technology infrastructure. We believe this hybrid model provides unique trading opportunities by offering deep liquidity coupled with transparency that affords all market participants the ability to compete openly for outstanding orders. Our agricultural products are currently traded during the normal trading day on our open-auction platform and after hours on our electronic trading platform. However, on August 1, 2006, we expect our agricultural futures products to begin trading on our electronic trading platform, side-by-side with our open-auction platform. See below - Business and Industry Developments.

Our market participants include many of the world’s largest banks, investment firms and commodities producers and users. Other market users include financial institutions, such as public and private pension funds, mutual funds, hedge funds and other managed funds, insurance companies, corporations, commercial banks, professional independent traders and retail customers.

We derive a substantial portion of our revenue from exchange fees and clearing fees directly related to the trading in our markets, which accounted for 58% and 16%, respectively, of our total revenue in the first six months of 2006. In addition, we derive revenue from the sale of market data indirectly related to trading in our markets, which accounted for 17% of our total revenue in the first six months of 2006. We also own and operate three office buildings in the City of Chicago, which accounted for 4% of our total revenue in the second quarter of 2006.

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

Our revenue in the second quarter of 2006 grew 31% versus the second quarter of 2005, our operating margin grew from 28% to 46% and our net income increased 138%. For the six months ended June 30, 2006, our revenue grew 27% from the same period of 2005, our operating margin grew from 29% to 43% and our net income increased 101%. These results were due in part to an increase in trading volume of 13% for the second quarter and 12% for the first six months of 2006 and increases in exchange fee rates and market data fees implemented in October 2005 and January 2006, respectively. In contrast, our operating expenses only grew 2% during the six months ended June 30, 2006 versus the prior year and decreased 1% in the second quarter of 2006 versus the second quarter of 2005. This relatively unchanged level of operating expenses allowed the revenue increases to fall directly to operating income which accounted for the increases in operating margin and net income.

The following is a summary discussion of certain aspects of our business that are important to understanding our financial condition, results of operations and cash flows:

Exchange Fees

Our largest source of operating revenue is exchange fee revenue. Exchange fee revenue is a function of three variables: (1) exchange fee rates; (2) trading volume; and (3) transaction mix between contract type, trading venue and membership/customer status. Because our exchange fee rates are assessed on a per transaction basis, our exchange fee revenue is directly correlated to the volume of contracts traded on our markets. Our exchange fee rates, which vary by contract type, trading venue and membership/customer status, are available on our website at

www.cbot.com. While exchange fee rates are established by us, trading volume and transaction mix are primarily influenced by factors outside our control. Some of these external factors include: price volatility in the underlying commodities or equities, interest rate or inflation volatility, changes in U.S. government monetary or fiscal policies, agricultural or trade policies, weather conditions in relation to agricultural commodities, and national and international economic and political conditions.

The following chart summarizes trading volume by product category, as well as the portion of total trading volume executed on our electronic trading platform, e-cbot® powered by LIFFE Connect®. The table also includes total trading fees, average rate per contract, total volume-based expenses and average volume-based expense per contract (in thousands, except per contract rates):

Trading Volume	Six Months Ended June 30,						Three Months Ended June 30,
	2006		2005		Change	% Change	2006		2005		Change	% Change
	Total	% of Total	Total	% of Total			Total	% of Total	Total	% of Total
Interest Rate	321,818	80%	295,264	82%	26,554	9%	163,066	78%	151,534	82%	11,532	8%
Agriculture	58,842	15%	48,610	14%	10,232	21%	33,313	16%	25,831	14%	7,482	29%
Equity Index	15,259	4%	13,720	4%	1,539	11%	8,234	4%	7,343	4%	891	12%
Metals, Energy & Other	4,782	1%	407	0%	4,375	1075%	3,407	2%	192	0%	3,215	1674%

Total	400,701	100%	358,001	100%	42,700	12%	208,020	100%	184,900	100%	23,120	13%

e-cbot Volume	272,072	68%	226,057	63%	46,015	20%	139,876	67%	117,978	64%	21,898	19%
Trading Fees (1)	$223,572		$180,011		$43,561	24%	$117,221		$92,216		$25,005	27%
Average Rate per Contract (2)	$0.558		$0.503		$0.055	11%	$0.564		$0.499		$0.065	13%
Volume-based expenses (3)	$41,165		$37,299		$3,866	10%	$21,404		$19,158		$2,246	12%
Volume-based expenses per Contract (4)	$0.103		$0.104		$(0.001)	-1%	$0.103		$0.104		$(0.001)	-1%

(1)	Comprised of total exchange and clearing fee revenue.
(2)	Represents total trading fees divided by total reported trading volume.
(3)	Comprised of clearing services and contracted license fees.
(4)	Represents volume-based expense divided by total reported trading volume.

Volume Growth

Aggregate trading volume growth in 2006 was largely attributable to growth in trading volume of our interest rate products. Interest rate products represent our largest product group and primarily consist of our U.S. Treasury complex, which includes contracts on 30-year U.S. Treasury bonds, 10-, 5-, and 2-year Treasury notes, as well as 30-Day Federal Funds. Agricultural trading volume exhibited a larger growth rate than that in our interest rate product group, although the total additional agricultural volume represents a smaller proportion of our total product mix. All of our other product groups also contributed modestly to trading volume growth in 2006.

Some factors that we believe affected trading volume growth in contracts on U.S. Treasury securities include expanded distribution of direct connections to e-cbot, increased educational programs on our U.S. Treasury complex and volume-driving market making programs on e-cbot for certain U.S. Treasury contracts. The growth in trading volume in our agriculture products we believe was due in part to growth in the use of commodities as an asset investment category. Our equity index growth we believe is due to marketing efforts around those products as well as from liquidity provided by electronic market makers. Our growth in metals volume we believe was driven among other things by volatility in the underlying contracts, our marketing efforts and increased liquidity in our marketplace.

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

Interest Income

We invest available cash in short-term U.S. Treasury securities, as well as other highly liquid, short-term investments. Interest income fluctuates based upon levels of excess cash and prevailing market interest rates.

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

Business and Industry Developments

Agricultural Futures Side-by-Side Trading

On August 1, 2006, during our daytime trading hours, we expect to begin offering our agricultural futures products on our electronic trading platform e-cbot side-by-side with our open-auction platform. We expect this additional daytime access to our agricultural futures products will attract new users from around the world and improve customer service to our existing users.

Joint Asian Derivatives Exchange “JADE”

On September 25, 2006, on our electronic trading platform e-cbot, we plan to begin hosting the Joint Asian Derivatives Exchange or “JADE”, a joint venture with the Singapore Exchange. Initially, JADE will trade futures contracts on TSR 20 Rubber, and we expect JADE will begin trading futures contracts on crude palm oil by the fourth quarter of 2006.

Swap Future Contracts

Citigroup and Goldman Sachs & Co. became electronic market makers for our Interest Rate Swap futures contracts in July of 2006 joining the existing electronic market maker. We expect the addition of Citigroup and Goldman Sachs as market makers will provide increased liquidity to all market participants in CBOT 5-year and 10-year Swap futures.

Consolidation

In June 2006, NYSE Group, Inc., the owner and operator of the New York Stock Exchange, entered into a definitive agreement to merge with Euronext NV, the owner and operator of four European stock exchanges and one European futures exchange, Euronext.liffe. This transaction, if consummated, would permit NYSE Group to enter into the futures industry. Currently, we cannot predict the potential impact of this transaction, if any, on our industry in general, or specifically to our business or future results of operations.

Results of Operations

Six and three months ended June 30, 2006 compared with six and three months ended June 30, 2005

Net Income

Net income for the six months ended June 30, 2006 was $78.6 million, $39.5 million or 101%, higher than net income for the first six months of 2005. This growth was primarily the after-tax result of increased revenues of $65.0 million in the first six months of 2006 accompanied by modest 2% operating expense growth of $3.4 million.

Net income for the second quarter of 2006 was $43.5 million, $25.2 million or 138%, higher than net income for the second quarter of 2005. This growth was also primarily driven by the after-tax result of increased revenues, with second quarter 2006 revenues outpacing second quarter 2005 revenues by $37.9 million.

Revenues

Revenues for the six months ended June 30, 2006 increased $65.0 million to $302.1 million compared with the first six months of 2005. The increase in revenues in the current year was primarily due to an increase in the average rate per contract traded, which accounted for $22.1 million of the increase, higher trading volumes, which accounted for $21.5 million of the increase. Market data revenues also contributed to our revenues with a $10.7 million increase resulting from a price increase for market data in January 2006, as well as a $2.6 million benefit realized from an adjustment that resulted from customer account reviews. Additionally, interest income increased $6.4 million, primarily due to higher invested cash balances and increasing interest rates.

Revenues for the second quarter of 2006 increased $37.9 million to $158.5 million compared with the second quarter of 2005. The increase in revenues in the second quarter of 2006 was primarily due to an increase in the average rate per contract traded, which accounted for $13.5 million of the increase, higher trading volumes, which accounted for $11.5 million of the increase, price increases for market data, which accounted for $5.4 million of the increase, the $2.6 million market data customer review adjustments, and additional interest income of $3.7 million.

The following chart provides revenues by source (in thousands):

	Six Months Ended June 30,			Three Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Exchange fees	$174,975	$136,175	28%	$91,855	$69,657	32%
Clearing fees	48,597	43,836	11%	25,366	22,559	12%

Trading fees	223,572	180,011	24%	117,221	92,216	27%
Market data	49,929	36,828	36%	26,286	18,306	44%
Building	11,415	11,087	3%	5,910	5,479	8%
Services	8,535	7,214	18%	4,299	3,623	19%
Interest	7,846	1,415	454%	4,363	701	522%
Other	758	489	55%	407	262	55%

Total revenues	$302,055	$237,044	27%	$158,486	$120,587	31%

The following table provides trading fees, which include exchange fees and clearing fees, per reported contract traded at the product and platform levels:

	Six Months Ended June 30,			Three Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Interest Rate	$0.520	$0.474	10%	$0.523	$0.467	12%
Agriculture	$0.677	$0.642	5%	$0.680	$0.643	6%
Equity Index	$0.734	$0.606	21%	$0.712	$0.630	13%
Metals, Energy & Other	$1.080	$1.071	1%	$0.986	$1.312	-25%

Total	$0.558	$0.503	11%	$0.564	$0.499	13%
e-cbot	$0.499	$0.399	25%	$0.503	$0.397	27%
open-auction	$0.515	$0.487	6%	$0.515	$0.483	7%
off-exchange	$2.434	$2.259	8%	$2.564	$2.404	7%

The average rate per contract traded, which is total trading fees divided by total reported trading volume, for the six months ended June 30, 2006 was $0.558, 11% higher than the $0.503 average rate per contract traded in the first half of 2005. The average rate per contract traded for the second quarter of 2006 was $0.564, 13% higher than the $0.499 average rate per contract traded in the second quarter of 2005. The average rate per contract traded increased in the three and six month periods of the current year primarily due to exchange fee increases initiated in October 2005 mainly for U.S. Treasury products traded on e-cbot. Additionally, we have announced exchange fee increases on certain contracts effective in the third quarter of 2006 which we estimate will increase future average rate per contract by an additional 5% to 8% assuming similar transaction mix.

Operating Income

Income from operations increased 88%, or $61.6 million, in the first six months of 2006 compared with the prior year. Operating income from the exchange trading segment increased $60.6 million from the prior year, and operating income from the real estate operations segment increased $1.0 million from a loss of $0.3 million in the first half of 2005.

Income from operations increased 116%, or $39.1 million, in the second quarter of 2006 compared with the second quarter of 2005. Operating income from the exchange trading segment increased $37.8 million from the prior year, and operating income from the real estate operations segment increased $1.3 million from a loss of $0.4 million in the second quarter of 2005.

The exchange trading segment increases in both the year-to-date and quarter periods of 2006 were largely the result of increases in exchange fee rates, trading volume and market data prices, partially offset by moderate baseline expense growth. The real estate operations segment increases were primarily the result of modest increases in building lease revenues coupled with slightly lower building overhead costs.

Expenses

Operating expenses increased 2% in the six months ended June 30, 2006 compared with the same period of 2005. Operating expenses as a percent of total revenues decreased from 71% in the first half of 2005 to 57% in the first half of 2006, resulting in an operating margin of 43% in the first half of 2006 compared with 29% in the first half of 2005.

Operating expenses decreased 1% in the second quarter of 2006 compared with the second quarter of 2005. Operating expenses as a percent of total revenues decreased from 72% in the second quarter of 2005 to 54% in the second quarter of 2006, resulting in an operating margin of 46% in the second quarter of 2006 compared with 28% in the second quarter of 2005.

Our 2006 year-to-date and second quarter revenue growth was primarily driven by increased exchange fees, increased trading volume and increased market data fees. Our operating margins increased in the year-to-date and quarter periods because our operating expenses were relatively unchanged. Our operating expense levels were able to be maintained because our revenue growth drivers only marginally increased expenses. For instance, the increases in trading volume led to a 10% and 12% increase in our volume-based expenses in the year-to-date and quarter periods, respectively. Volume-based expenses, however, only constituted approximately 25% of total operating expenses in each period. The other revenue growth drivers, increased exchange fees and market data fees, had no direct effect on operating expenses.

The following chart illustrates operating expenses and income from operations in total and as a percent of total revenues (in thousands):

	Six Months Ended June 30,			Three Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Total revenues	$302,055	$237,044	27%	$158,486	$120,587	31%
Expenses:
Clearing services	37,513	33,894	11%	19,490	17,378	12%
Contracted license fees	3,652	3,405	7%	1,914	1,780	8%

Volume-based expenses	41,165	37,299	10%	21,404	19,158	12%
Salaries and benefits	38,130	36,535	4%	19,028	17,902	6%
Depreciation and amortization	28,875	28,045	3%	14,789	14,231	4%
Professional services	8,497	9,150	-7%	4,558	4,558	0%
General and administrative expenses	9,622	10,089	-5%	4,546	5,167	-12%
Building operating costs	12,605	13,152	-4%	6,002	6,514	-8%
Information technology services	24,115	22,069	9%	11,885	11,392	4%
Programs	5,713	5,105	12%	3,086	3,089	0%
Interest	973	1,718	-43%	388	796	-51%

Baseline expenses	128,530	125,863	2%	64,282	63,649	1%
Litigation	—	4,000	n/a	—	4,000	—
Severance and related costs	1,014	164	518%	(22)	50	-144%

Other expenses	1,014	4,164	-76%	(22)	4,050	-101%
Operating expenses	170,709	167,326	2%	85,664	86,857	-1%

Income from operations	$131,346	$69,718	88%	$72,822	$33,730	116%

	As a % of Revenues			As a % of Revenues
Volume-based expenses	14%	16%		14%	16%
Baseline expenses	43%	53%		41%	53%
Other expenses	0%	2%		0%	3%

Operating expenses	57%	71%		54%	72%

Operating Margin	43%	29%		46%	28%

Volume-based Expenses

Volume-based expenses increased $3.9 million, or 10%, in the first half of 2006, and $2.2 million, or 12%, in the second quarter of 2006 versus the same prior year periods. Since these expenses are tied to our trading volume, we expect increases in volume-based expenses during periods of trading volume growth like we experienced in both the year-to-date and quarter periods. The average volume-based expense per contract was generally consistent between the periods at $0.103 and $0.104 per contract in the 2006 and 2005 periods, respectively.

Baseline Expenses

Baseline expenses increased $2.7 million, or 2%, in the first half of 2006 and fell to 43% of total revenues from 53% of total revenues in the first half of 2005. Baseline expenses increased $0.6 million, or 1% in the second quarter of 2006 and were 41% of total revenues versus 53% of total revenues in the second quarter of 2005. Within baseline expenses for the year-to-date period, information technology services expense increased $2.0 million year-to-date and $0.5 million in the second quarter and salaries and benefits increased $1.6 million year-to-date and $1.1 million in the second quarter. Baseline expenses in the first half of 2006 included $0.7 million of non-cash, stock-based compensation expense for stock grants made to our board of directors and $0.9 million of stock-based compensation for employee stock awards. The director stock compensation, which is included in professional services, was all recorded during the second quarter, while $0.5 million of the year-to-date employee stock-based compensation was recorded during the second quarter and is included in salaries and benefits. There was no stock-based compensation expense in the prior year periods.

The increases in information technology services expense were primarily the result of increased maintenance charges for our hardware and software systems on the technology supporting our trading platforms. Such costs increased $2.3 million in the year-to-date period and $1.2 million in the second quarter.

The salary and benefits increases were the result of increased incentive pay accruals, higher health care costs and the stock-based compensation discussed above. These increases were offset to a degree by lower salary costs. Accrued incentives were $0.9 million and $0.6 million higher in the year-to-date and quarter periods, respectively, as a result of incentive programs tied to financial performance of the company. Health care costs increased $0.5 million and $0.2 million in the year-to-date and quarter periods, respectively, due to an increased level of medical claims under our self-funded health insurance policies. Salary costs decreased $2.1 million and $1.1 million in the year-to-date and quarter periods, respectively, as a result of a workforce reduction related to a realignment of our technology resources completed at the end of 2005.

Other Expenses

In the first quarter of 2006, we increased an accrual for severance costs by $1.0 million related to a retirement agreement entered into in March 2006 with our former general counsel. We expect that the majority of this accrual will be paid in 2006. In the second quarter of 2005, we recognized litigation settlement expense of $4.0 million which represented the payments made to plaintiffs’ lawyers in an agreement made to settle a lawsuit brought by certain members of the CBOT relating to the proposed allocation of equity in our restructuring to a for-profit, stock company. No further payments by the CBOT are required under the settlement agreement.

Income Taxes

The effective income tax rate for both the six months and quarter ended June 30, 2006 was 40%. The effective income tax rate for the six months and quarter ended June 30, 2005 was 44% and 46%, respectively. The effective tax rates in 2005 were higher than our 40% combined federal and state statutory tax rate because of the $4.0 million litigation settlement expense which was not deductible for tax purposes. Also, the 2005 year-to-date and second quarter periods included approximately $2.6 million and $1.2 million of costs related to our restructuring process that were not deductible for tax purposes.

Liquidity and Capital Resources

Our operations are the major source of our liquidity. Cash requirements principally consist of operating expenses, scheduled debt repayments, and capital expenditures for technology enhancements and building improvements.

At June 30, 2006, cash and cash equivalents were $65.9 million versus $101.3 million at December 31, 2005. When combined with short-term investments, which are comprised of U.S. Treasury securities with maturities between 91 days and one year, these current assets totaled $393.9 million at June 30, 2006, a $52.7 million increase from $341.2 million at December 31, 2005. The increase in cash, cash equivalents and short-term investments during the first half of 2006 was primarily the result of $68.3 million of cash from operations, partially offset by $10.7 million of debt repayments and $10.9 million of capital expenditures.

Working capital at June 30, 2006 increased $81.3 million from December 31, 2005 to a balance of $388.0 million. The increase in working capital was primarily a result of the increase in cash, cash equivalents and short-term investments, as described above, as well as an increase in accounts receivable of $22.3 million related to higher revenues in the second quarter of 2006 compared with the fourth quarter of 2005.

Property and equipment, net of accumulated depreciation, was $236.9 million, a $17.8 million decrease from December 31, 2005. The decrease in property and equipment reflects recorded depreciation of $28.6 million offset by capital acquisitions of $10.9 million. Capital expenditures in 2006 currently are expected to total approximately $30 to $35 million.

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

Net Cash Flows From Operating Activities

Net cash provided by operating activities totaled $68.3 million and $68.0 million for the first six months of 2006 and 2005, respectively. Cash provided by operations in 2006 primarily consisted of $78.6 million of net income adjusted for non-cash items including $28.9 million of depreciation and amortization, as well as by a $22.3 million increase in accounts receivable, an $8.2 decrease in accounts payable and a $4.8 million decrease in deferred revenues. Cash from operations was relatively flat between the first six months of 2006 and 2005, even though net income increased $39.5 million, due to cash timing differences in relation to receivables, prepaid expenses, payables and accrued expenses.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities totaled $93.0 million and $44.1 million in the first six months of 2006 and 2005, respectively. Cash used for investing in 2006 primarily consisted of $86.8 million of purchases of short-term investments (net of maturities) and capital expenditures of $10.9 million.

Capital Expenditures

Approximately $6.5 million of capital expenditures in the first six months of 2006 related to real estate projects for building renovations and tenant space improvements. The balance of capital expenditures in 2006 related primarily to the technology supporting our trading platforms. Capital expenditures in the first half of 2006 were $8.8 million less than in 2005 primarily because capital expenditures in the first half of 2005 included an upgrade to our electronic trading platform.

Net Cash Flows Used in Financing Activities

Net cash used in investing activities totaled $10.7 million and $10.6 million in the first six months of 2006 and 2005, respectively, and primarily related to scheduled debt repayments.

Long-Term and Short-Term Debt

Total debt at June 30, 2006 was $20.0 million, comprised of $10.7 million of senior notes and $9.3 million (5.0 million pounds sterling) due to AEMS under a financing agreement, which is denominated in pounds sterling, related to the development of e-cbot in 2003. The final payments on the senior notes, which bear interest at a rate of 6.81%, are due in the first quarter of 2007. The final payments on the financing agreement are due in installments through October 2006. Interest on the financing agreement was prepaid at the time of the borrowing at an effective rate of approximately 5.6%.

Critical Accounting Policies

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual amounts could differ from those estimates. A summary of the critical accounting policies that we believe are important to understanding our financial results is included in our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Management’s Discussion and Analysis of Financial

Condition and Results of Operations – Critical Accounting Policies” and in the audited financial statements and related notes included in the Form 10-K. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2006.

Forward-Looking Statements

We have included in Parts I and II of this Quarterly Report on Form 10-Q, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in forward-looking statements include the risks and uncertainties identified in our reports and other filings made with the SEC, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

In some cases, you can identify forward-looking statements with terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “pending” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements which speak only as of the date of this Report. Actual events or results may differ materially and we undertake no on going obligation, other than that imposed by law, to update these statements.

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

We currently utilize foreign currency forward contracts that we identified as fair value hedges. These are intended to offset the effect of exchange rate fluctuations on firm commitments for purchases of fixed annual and quarterly services denominated in pounds sterling. These contracts had notional amounts approximating $38.5 million (22.6 million pounds sterling) at June 30, 2006. The fair value of these contracts, which was $3.2 million at June 30, 2006, is recorded in accounts receivable. Gains and losses on these hedge instruments, as well as the gains and losses on the underlying hedged item, offset each other and were therefore zero in the first six months of 2006. There were no gains or losses recorded on these fair value hedges related to hedge ineffectiveness.

We also utilize foreign currency forward contracts that are intended to offset the effect of exchange rate fluctuations on recorded debt that is denominated in pounds sterling. These contracts, which are not designated as hedges under FASB Statement No. 133, had notional amounts approximating $8.6 million (5.0 million pounds sterling) at June 30, 2006. Gains and losses on these hedge instruments, as well as the gains and losses on revaluing the recorded debt were recognized in general and administrative expense.

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

CBOT Holdings’ management, under the supervision and with the participation of the President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We provided a discussion of all material pending litigation matters relating to CBOT Holdings Inc. in Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 filed with the SEC. For the three months ended June 30, 2006, there were no material developments with regard to our previously reported matters and no other matters were reportable during the period. In addition to the matters described in our SEC filings, from time to time we are involved in various legal proceedings arising in the ordinary course of our business. We do not believe, based on currently available information, that the results of any of these proceedings will have a material adverse effect on our operating results or financial condition.

ITEM 1A. RISK FACTORS

We provide a discussion of the risk factors that may affect our business in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our company however. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may in the future materially adversely affect our business, operating results and/or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 annual meeting of shareholders of CBOT Holdings, Inc. was held on May 2, 2006. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Company’s nominees for election as directors. All six nominees named in the Company’s proxy statement were elected by the holders of the Company’s Class A common stock to serve as directors for a two-year term expiring in 2008. The matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Election of Directors

Nominee	Votes For	Votes Withheld
Bernard W. Dan	21,321,320	289,882
Robert F. Corvino	21,354,682	256,520
Jackie Clegg	21,315,364	295,838
Larry G. Gerdes	21,304,379	306,823
Joseph Niciforo	21,016,158	595,044
Michael D. Walter	20,928,593	682,609

In addition to the directors elected by the holders of the Company’s outstanding shares of Class A common stock at the annual meeting, in accordance with the Company’s Certificate of Incorporation, Messrs. John L. Pietrzak, Christopher Stewart and James P. McMillin were elected by the holder of the outstanding share of the Company’s Class B common stock to serve as directors of the Company for a two-year term expiring in 2008. Messrs. Charles P. Carey, John E. Callahan, James E. Cashman, Mark E. Cermak, Brent M. Coan, James A. Donaldson, C.C. Odom, II and Charles M. Wolin also will continue to serve as directors of the Company.

Ratification of Auditors

Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2006

Votes
For	21,281,065
Against	212,481
Abstain	117,656

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	First Amendment to Bernard Dan Employment Agreement, dated June 1, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 7, 2006).

31.1	Certification by CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, CBOT Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CBOT HOLDINGS, INC.

/s/ Bernard W. Dan
Date: July 31, 2006	Bernard W. Dan
President and Chief Executive Officer

/s/ Glen M. Johnson
Date: July 31, 2006	Glen M. Johnson
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

10.1	First Amendment to Bernard Dan Employment Agreement, dated June 1, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 7, 2006).

31.1	Certification by CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002