Form 10-Q
period 2006-09-30
CBOT HOLDINGS  INC
filed 2006-10-31
CIK 1161448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were issued and outstanding approximately 52,839,500 shares of the Registrant’s Class A common stock, par value $0.001 per share (consisting of approximately 36,460,300 shares of Class A common stock and approximately 16,379,200 shares of Series A-3, Class A common stock) and 1 share of the Registrant’s Class B common stock, par value $0.001 per share.

CBOT HOLDINGS, INC.

FORM 10-Q — QUARTERLY REPORT

For the period ended September 30, 2006

- i -

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited, in thousands)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents:
Unrestricted	$92,950	$99,575
Held under deposit and membership transfers	2,790	1,746

Total cash and cash equivalents	95,740	101,321

Restricted cash	9,220	14,031
Short term investments	338,426	239,888
Accounts receivable - net of allowance of $4,708 in 2006 and $4,603 in 2005	60,099	33,671
Deferred income taxes	2,489	1,962
Prepaid expenses	19,020	18,410

Total current assets	524,994	409,283

Property and equipment:
Land	34,234	34,234
Buildings and equipment	341,171	333,014
Furnishings and fixtures	184,098	198,083
Computer software and systems	93,987	93,636
Construction in progress	4,853	5,577

Total property and equipment	658,343	664,544
Less accumulated depreciation and amortization	426,282	409,789

Property and equipment - net	232,061	254,755

Other assets - net	23,304	21,829

Total assets	$780,359	$685,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,125	$20,455
Accrued clearing services	15,670	11,286
Accrued real estate taxes	5,605	7,730
Accrued payroll costs	7,739	6,351
Accrued exchange fee rebates	450	1,200
Accrued employee termination	786	3,063
Accrued liabilities	10,935	7,395
Funds held for deposit and membership transfers	11,088	14,821
Current portion of long-term debt	11,877	19,366
Income tax payable	10,325	5,751
Deferred revenue	278	5,183

Total current liabilities	87,878	102,601

Long-term liabilities:
Deferred income tax liabilities	8,680	17,204
Long-term debt	—	10,716
Other liabilities	12,371	13,584

Total long-term liabilities	21,051	41,504

Total liabilities	108,929	144,105

Stockholders’ equity:
Common stock, $0.001 par value, 52,794 and 52,787 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	53	53
Additional paid-in capital	489,195	486,990
Retained earnings	182,094	54,719
Accumulated other comprehensive income	88	—

Total stockholders’ equity	671,430	541,762

Total liabilities and stockholders’ equity	$780,359	$685,867

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Exchange fees	$268,876	$198,871	$93,901	$62,696
Clearing fees	77,862	63,863	29,265	20,027
Market data	73,638	55,117	23,709	18,289
Building	17,183	16,682	5,768	5,595
Services	12,966	11,444	4,431	4,230
Interest	13,228	2,488	5,382	1,073
Other	1,308	747	550	258

Total revenues	465,061	349,212	163,006	112,168

Expenses:
Clearing services	56,184	49,524	18,671	15,630
Contracted license fees	5,423	5,123	1,771	1,718
Salaries and benefits	57,085	54,662	18,955	18,127
Depreciation and amortization	42,546	41,189	13,671	13,144
Professional services	12,158	14,129	3,661	4,979
General and administrative expenses	13,507	15,516	3,885	5,427
Building operating costs	18,011	19,694	5,406	6,542
Information technology services	37,397	32,729	13,282	10,660
Programs	8,210	7,411	2,497	2,306
Interest	1,277	2,351	304	633
Litigation	—	4,000	—	—
Severance and related costs	1,081	277	67	113

Operating expenses	252,879	246,605	82,170	79,279

Income from operations	212,182	102,607	80,836	32,889

Income taxes
Current	93,094	49,165	35,460	15,586
Deferred	(9,110)	(5,771)	(3,777)	(2,521)

Total income taxes	83,984	43,394	31,683	13,065

Income before equity in unconsolidated subsidiary	128,198	59,213	49,153	19,824

Equity in loss of unconsolidated subsidiary - net of tax	(823)	(367)	(340)	—

Net income	$127,375	$58,846	$48,813	$19,824

Earnings per share: (see note #4)
Basic	$2.41	$0.75	$0.92	$0.40
Diluted	$2.41	$0.75	$0.92	$0.40

Weighted average number of common stock shares
Basic	52,791	49,360	52,794	49,360
Diluted	52,851	49,360	52,865	49,360

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$127,375	$58,846
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	42,546	41,189
Deferred income taxes (benefit)	(9,110)	(5,771)
Stock-based compensation	2,205	—
Change in allowance for doubtful accounts	105	369
(Gain) / Loss on foreign currency transaction	12	(367)
(Gain) / Loss on sale or retirement of fixed assets	28	4
Equity in loss of unconsolidated subsidiary	1,372	613
Amortization of short term investment discounts	(3,893)	(137)
Changes in assets and liabilities:
Accounts receivable	(23,406)	(8,261)
Income tax payable	4,574	3,321
Prepaid expenses	(610)	(572)
Other assets	(1,824)	(726)
Accounts payable	(7,330)	(5,585)
Accrued clearing services	4,384	1,039
Accrued real estate taxes	(2,125)	1,972
Accrued payroll costs	1,388	(463)
Accrued exchange fee rebates	(750)	37
Accrued employee termination	(2,277)	(101)
Accrued liabilities	493	964
Funds held for deposit and membership transfers	(3,733)	2,968
Deferred revenue	(4,905)	73
Other long-term liabilities	(1,213)	(967)

Net cash flows from operating activities	123,306	88,445

Cash flows from investing activities:
Acquisition of property and equipment	(19,574)	(27,411)
Purchase of short term investments	(485,267)	(73,959)
Proceeds from short term investments	390,622	24,733
Restricted cash	4,811	(9,593)
Proceeds from sale of property and equipment	92	9
Investment in joint ventures	(1,274)	(198)

Net cash flows used in investing activities	(110,590)	(86,419)

Cash flows from financing activities:
Repayments of borrowings	(18,297)	(18,453)
Capital contributions from members	—	134

Net cash flows used in financing activities	(18,297)	(18,319)

Net decrease in cash and cash equivalents	(5,581)	(16,293)

Cash and cash equivalents - beginning of period	101,321	90,591

Cash and cash equivalents - end of period	$95,740	$74,298

Cash paid for:
Interest	$1,396	$2,386

Income taxes (net of refunds)	$87,971	$45,637

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2006 and 2005

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation — CBOT Holdings, Inc. is a Delaware stock corporation created in April 2005 to be the holding company for the Board of Trade of the City of Chicago, Inc. and its subsidiaries (the “CBOT® ”). In October 2005, CBOT Holdings, Inc. completed an initial public offering of shares of Class A common stock which trade under the ticker symbol “BOT” on the New York Stock Exchange. The accompanying unaudited consolidated financial statements include the accounts of CBOT Holdings, Inc., and its direct, wholly owned subsidiary, the CBOT (collectively, “CBOT Holdings”). CBOT Holdings has a 50% interest in a joint venture called the Joint Asian Derivatives Exchange (“JADE”) and also holds an approximate 5% interest in a joint venture called OneChicago, LLC (“OneChicago”). CBOT Holdings accounts for JADE and OneChicago under the equity method. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows of CBOT Holdings as of September 30, 2006 have been made. Results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 2005 included in CBOT Holdings’ Form 10-K for the year ended December 31, 2005.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in accounting practices used in regards to uncertain tax positions by prescribing a recognition threshold and measurement criteria for benefits related to income taxes. The provisions of FIN 48 are effective for all reporting periods beginning after December 15, 2006. It is not anticipated that the adoption of FIN 48 will have a significant impact on the CBOT’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements. Instead, it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. It is not anticipated that the adoption of SFAS No. 157 will have a significant impact on the CBOT’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires the overfunded or underfunded status of a defined benefit postretirement plan to be recognized in the statement of financial position and changes in that funded status to be recognized in the year of change in comprehensive income. SFAS No. 158 also requires that plan assets and obligations be measured at year-end and requires certain disclosures. The CBOT is required to initially recognize the funded status of a defined benefit postretirement plans and the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and obligations at year-end is effective for fiscal years ending after December 15, 2008. Upon adopting SFAS No. 158, the CBOT currently expects to record an approximate $17.2 million liability related to the actuarially computed underfunded status of postretirement plans, of which approximately $10.3 million would be recorded in other comprehensive income as a reduction to stockholders’ equity and approximately $6.9 million would be recorded as a deferred income tax asset.

3. STOCK-BASED COMPENSATION

CBOT Holdings has a share-based compensation plan described below. The compensation cost recognized in the nine and three months ended September 30, 2006 related to the Plan was $2.2 million and $0.5 million, respectively. The total income tax benefit recognized in the income statement was $0.9 million and $0.2 million in the nine and three months ended September 30, 2006, respectively. As of September 30, 2006, there was approximately $6.7 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Plan that has a weighted average remaining life of approximately 3.4 years.

In 2005, CBOT Holdings adopted a Long-Term Equity Incentive Plan (the “Plan”) under which stock-based awards may be made to certain directors, officers and other key employees or individuals at the discretion of the board of directors. Grants authorized under the Plan include restricted stock, incentive or nonqualified stock options, stock appreciation rights and performance awards. A total of 1.2 million shares, which may come from authorized and unissued shares or from treasury shares, have been approved for use pursuant to the Plan. Nonqualified stock options may not have an exercise price below 100% of the market price of Class A common stock at the date of grant. Incentive stock options may not have an exercise price below 110% of the market price of Class A common stock at the date of grant. The maximum contractual term of any award under the Plan is ten years. Awards totaling 292,428 shares have been granted under the Plan as of September 30, 2006.

Options — In the first nine months of 2006, nonqualified stock options to purchase 32,000 shares of Class A common stock were awarded under the Plan. These options have graded four year vesting periods and a maximum term of 10 years. The following table summarizes options outstanding under the Plan as of September 30, 2006:

Options	Time Vested Options				Market Performance Options
	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Outstanding - beginning of year	150	$54			50	$54
Granted	32	94
Exercised	—	—
Forfeited or expired	—	—

Outstanding - end of period	182	$61	$10,889	9.1	50	$54	$3,340	9.1

Exercisable - end of period	—	$—	$—	—	50	$54	$3,340	9.1

The weighted-average grant date fair value of options granted during the first nine months of 2006 was approximately $43 per share. No options vested during the first nine months of 2006. The fair value of each option granted during the first nine months of 2006 was estimated on the date of grant using a lattice-based option valuation model that assumes expected volatility of 45%, expected term of 6 years, risk-free interest rates ranging from 4.34% to 5.02 % and a dividend yield of zero.

Restricted Stock Awards - In the first nine months of 2006, 32,544 shares of restricted stock were awarded under the Plan. Restricted stock grants in the amount of 7,544 vested during the first nine months of 2006. The following table summarizes non-vested shares under the Plan as of September 30, 2006:

Non-vested Shares	Shares (000)	Weighted- Average Grant-date Fair Value
Non-vested - beginning of year	20	$54
Granted	33	97
Vested	(8)	97
Forfeited	—	—

Non-vested - end of year	45	$78

The Company has approved an Employee Stock Purchase Plan which is subject to shareholder approval and may become effective, if at all, during 2007. If implemented the Plan would permit employees who have been employed by the company for at least one year (other than certain part-time employees and highly compensated employees) to purchase shares of CBOT Holdings’ Class A Common Stock quarterly through payroll deductions at an exercise price equal to 90% of the fair market value of the stock on the exercise date. If implemented, the Plan would also permit eligible employees to purchase these shares through payroll deductions for up to 10% of their base compensation.

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

Earnings per share are calculated as follows (in thousands, except per share data):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Net income	$127,375	$58,846	$48,813	$19,824
Net income allocated to pre-restructuring period	—	(21,824)	—	—

Net income allocated to post-restructuring period	$127,375	$37,022	$48,813	$19,824

Weighted average number of Class A common stock shares:
Basic	52,791	49,360	52,794	49,360
Effect of stock options	50	—	57	—
Effect of restricted stock grants	10	—	14	—

Diluted	52,851	49,360	52,865	49,360

Earnings per share:
Basic	$2.41	$0.75	$0.92	$0.40
Diluted	2.41	0.75	0.92	0.40

Options to purchase 32,000 shares of common stock at a weighted-average price of $94 per share were outstanding during the nine and three months ended September 30, 2006 but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

5. RESTRICTED CASH

CBOT Holdings has cash deposits that under their terms cannot be withdrawn without prior notice or penalty. When a membership is sold in conjunction with the shares of Class A common stock that are associated with the membership, the proceeds of such sale are held in escrow for a specified period of time to allow other members to make claims against the selling member. This escrow account and other restricted cash at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Escrow for funds held for membership transfers	$8,307	$13,118
Forward contract collateral	913	913

Total	$9,220	$14,031

6. MARKETABLE SECURITIES

CBOT Holdings has short-term investments in U.S. Treasury securities and has the ability and the intent to hold them until maturity. These securities are debt securities classified as held-to-maturity and are recorded at amortized cost pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Held-to-maturity debt securities with maturities of 90 days or less at the date of purchase are classified as cash and cash equivalents and held-to-maturity debt securities with maturities between 91 days and one year are classified as short-term investments in current assets. Held-to-maturity debt securities classified as short-term investments at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Held-to-maturity securities - less than one year maturity:
Amortized cost	$338,426	$239,888
Gross unrealized holding gains	305	167

Aggregate fair value	$338,731	$240,055

7. DEBT

Long-term debt at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Private placement senior notes, due in annual installments through 2007, at an annual interest rate of 6.81%	$10,716	$21,430
AEMS Financing agreement	1,161	8,652

	11,877	30,082
Less current portion	11,877	19,366

Total	$—	$10,716

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

In the first quarter of 2006, an annual principal repayment of $10.7 million was made on the senior notes. In the third quarter of 2006, a scheduled principal repayment of $7.6 million was made on the financing agreement.

CBOT Holdings has an agreement with LaSalle Bank National Association (the “bank”) to provide CBOT Holdings with an unsecured $20.0 million revolving credit facility (the “Revolver”). Interest related to the Revolver is payable monthly at the lower of LIBOR plus 2.25% or the bank’s prime rate. The Revolver allows for the issuance of letters of credit, up to the unused portion of the $20.0 million line of credit. The Revolver contains certain covenants that CBOT Holdings is compliant with, which, among other things, require CBOT Holdings to maintain certain equity levels and financial ratios, as well as restrict CBOT Holdings’ ability to incur additional indebtedness, except in certain specified instances. No amounts have been borrowed nor are outstanding under the Revolver. The Revolver has a maturity date of February 14, 2007.

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

CBOT Holdings’ funding policy for the defined benefit pension plan is to contribute annually the maximum amount that can be deducted for federal income tax purposes, with the maximum funding level not to exceed 115% of the current liability. CBOT Holdings has not contributed to its pension plan during the nine months ended September 30, 2006 and does not expect to make a contribution by December 31, 2006. The plan assets are primarily invested in marketable debt and equity securities. The measurement date of plan assets and obligations is December 31.

The components of net periodic benefit cost are as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Service cost	$2,057	$1,918	$443	$640
Interest cost	1,752	1,633	377	544
Expected return on plan assets	(2,363)	(2,202)	(509)	(734)
Net amortization:
Unrecognized prior service cost	3	2	1	1
Unrecognized net loss	621	579	133	193

Net periodic benefit cost	$2,070	$1,930	$445	$644

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

The components of net periodic benefit cost are as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Service cost	$381	$408	$81	$129
Interest cost	442	473	94	149
Net amortization:
Transition liability	89	95	19	30
Unrecognized net loss	84	91	17	29

Net periodic benefit cost	$996	$1,067	$211	$337

9. FOREIGN CURRENCY FORWARD CONTRACTS

CBOT Holdings currently utilizes foreign currency forward contracts, which are designated as fair value hedges that are intended to offset the effect of exchange rate fluctuations on certain payment obligations denominated in pounds sterling. These contracts had notional amounts approximating $36.2 million (21.2 million pounds sterling) at September 30, 2006. The fair value of these contracts, which was $3.3 million at September 30, 2006, is recorded in accounts receivable. Gains and losses on these hedge instruments, as well as the gains and losses on the underlying hedged item, offset each other and were therefore zero in the first nine months of 2006. There were no gains or losses recorded on these fair value hedges related to hedge ineffectiveness.

CBOT Holdings also utilizes foreign currency forward contracts that are intended to offset the effect of exchange rate fluctuations on debt that is denominated in pounds sterling. These contracts, which are not designated as hedges under FASB Statement No. 133, had notional amounts approximating $1.1 million (0.6 million pounds sterling) at September 30, 2006. Gains and losses on these instruments, as well as the gains and losses on revaluing the recorded debt were recognized in general and administrative expense.

10. LITIGATION

Litigation with Eurex US: On October 15, 2003, Eurex US filed an antitrust action in federal court against the CBOT and the Chicago Mercantile Exchange Holdings Inc. (the “CME”) alleging that the companies illegally attempted to block its entrance into the U.S. market and charging the CBOT and the CME with having violated the Sherman Act, among other things, by offering financial inducements, valued at over $100 million, to shareholders of The Clearing Corporation to vote against a proposed restructuring of The Clearing Corporation. Eurex subsequently amended its complaint to make additional charges, including a claim that the CBOT and the CME misrepresented Eurex’s qualifications in their lobbying of Congress and the Commodity Futures Trading Commission.

On December 12, 2003, the CBOT filed in the U.S. District Court for the District of Columbia a motion to dismiss the amended complaint and a motion to transfer the action to the U.S. District Court for the Northern District of Illinois. On September 2, 2004, the United States District Court for the District of Columbia granted the CBOT’s motion to transfer the case to the United States District Court for the Northern District of Illinois. The court denied the CBOT’s motion to dismiss as moot in light of its ruling on the transfer motion. Eurex filed a second amended complaint in the Northern District of Illinois in late March 2005. In addition to the allegations in Eurex’s previous complaints, that complaint alleges, among other things, that the CBOT engaged in predatory pricing and, together with the CME, engaged in a campaign to block regulatory approval of the Eurex proposed Global Clearing Link between The Clearing Corporation, Eurex’s U.S. clearing house in Chicago, and Eurex Clearing in Frankfurt. Eurex seeks treble damages under the antitrust laws in an amount to be proven at trial, injunctive relief enjoining the alleged antitrust violations and compensatory and punitive damages for alleged tortuous interference with prospective business opportunities. On June 6, 2005, the CBOT and CME filed a joint motion to dismiss the second amended complaint, which the court denied on August 22, 2005. On October 5, 2005, the CBOT filed its answer and defenses to the second amended complaint. The parties are currently engaged in ongoing discovery for this matter.

Litigation with Chicago Board Options Exchange, Inc.: On August 23, 2006, CBOT Holdings and CBOT filed a lawsuit in the Court of Chancery of the State of Delaware against the Chicago Board Options Exchange, Inc. (“CBOE”). The lawsuit seeks to enforce and protect certain rights of CBOT’s full members (“Exercise Rights”) contained in agreements by and among CBOT Holdings, CBOT and CBOE as well as CBOE’s charter. The lawsuit alleges that these Exercise Rights allow CBOT’s full members who hold them to become full members of CBOE and to participate on an equal basis with other members of CBOE in CBOE’s announced plans to demutualize. The lawsuit is consistent with the Company’s previously stated intention to vigorously defend the rights of CBOT’s full members who are eligible to participate in CBOE’s demutualization. The lawsuit seeks declaratory and injunctive relief as well as recovery of the Company’s attorneys’ fees. On October 2, 2006, CBOE filed a motion to dismiss the lawsuit. This motion is currently pending.

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

CBOT Holdings evaluates operating segment performance based on revenues and income from operations. Inter-company transactions between segments have been eliminated. The accounting principles used for segment reporting are the same as those used for consolidated financial reporting. A summary by operating segment follows for the nine and three months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30, 2006				Nine Months Ended September 30, 2005
	Exchange Trading	Real Estate Operations	Eliminations	Totals	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$268,876			$268,876	$198,871			$198,871
Clearing fees	77,862			77,862	63,863			63,863
Market data	73,638			73,638	55,117			55,117
Building		17,183		17,183		16,682		16,682
CBOT space rent		19,825	(19,825)	—		19,642	(19,642)	—
Services	12,966			12,966	11,444			11,444
Interest	13,228			13,228	2,488			2,488
Other	1,308			1,308	747			747

Total revenues	$447,878	$37,008	$(19,825)	$465,061	$332,530	$36,324	$(19,642)	$349,212

Depreciation and amortization	$30,786	$11,760		$42,546	$30,059	$11,130		$41,189

Income from operations	$209,945	$2,237		$212,182	$102,934	$(327)		$102,607

Total assets	$594,437	$185,922		$780,359	$308,199	$184,924		$493,123

Capital expenditures	$9,404	$10,170		$19,574	$18,663	$8,748		$27,411

	Three Months Ended September 30, 2006				Three Months Ended September 30, 2005
	Exchange Trading	Real Estate Operations	Eliminations	Totals	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$93,901			$93,901	$62,696			$62,696
Clearing fees	29,265			29,265	20,027			20,027
Market data	23,709			23,709	18,289			18,289
Building		5,768		5,768		5,595		5,595
CBOT space rent		6,608	(6,608)	—		6,548	(6,548)	—
Services	4,431			4,431	4,230			4,230
Interest	5,382			5,382	1,073			1,073
Other	550			550	258			258

Total revenues	$157,238	$12,376	$(6,608)	$163,006	$106,573	$12,143	$(6,548)	$112,168

Depreciation and amortization	$9,674	$3,997		$13,671	$9,363	$3,781		$13,144

Income from operations	$79,299	$1,537		$80,836	$32,903	$(14)		$32,889

Total assets	$594,437	$185,922		$780,359	$308,199	$184,924		$493,123

Capital expenditures	$5,052	$3,669		$8,721	$6,148	$1,629		$7,777

12. SUBSEQUENT EVENT

Merger with Chicago Mercantile Exchange Holdings Inc.: On October 17, 2006, the Company, CBOT and CME entered into an Agreement and Plan of Merger under which the Company will merge with and into CME, with CME continuing as the surviving company. The CBOT will become a subsidiary of CME following the merger. See - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Business Developments— Merger with Chicago Mercantile Exchange Holdings Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and results of operations of CBOT Holdings together with the consolidated financial statements and related notes as well as the forward looking statements included elsewhere in this report.

Overview

Through our exchange subsidiary, the Board of Trade of the City of Chicago, Inc. (the “CBOT”), we operate a marketplace for the trading of interest rate, agricultural, equity index and metals, energy and other futures contracts, as well as options on futures contracts. We offer side-by-side trading of most of our products across both electronic and open-auction trading platforms with leading technology infrastructure. We believe this hybrid model provides unique trading opportunities by offering deep liquidity coupled with transparency that affords all market participants the ability to compete openly for outstanding orders.

Our market participants include many of the world’s largest banks, investment firms and commodities producers and users. Other market users include financial institutions, such as public and private pension funds, mutual funds, hedge funds and other managed funds, insurance companies, corporations, commercial banks, professional independent traders and retail customers.

Business Developments

Merger with Chicago Mercantile Exchange Holdings Inc.

On October 17, 2006, we, our subsidiary CBOT and the Chicago Mercantile Exchange Holdings Inc. (the “CME”) entered into an Agreement and Plan of Merger (“Agreement”) under which we will merge with and into the CME, with the CME continuing as the surviving company. CBOT will become a subsidiary of the CME following the merger.

Under the terms of the Agreement, each outstanding share of our Class A common stock (other than shares owned by the CME or its subsidiaries) will be converted into the right to receive 0.3006 shares of Class A common stock of the CME (the “Exchange Ratio”) or, at the election of the holder, cash in an amount equal to the Exchange Ratio multiplied by the average closing sales price of the CME Class A common stock on the New York Stock Exchange for the ten consecutive trading days ending on the second full trading day prior to the effective time of the merger rounded to four decimal points (the “Cash Consideration”). The aggregate amount of Cash Consideration paid to our stockholders may not exceed $3.0 billion. In the event our stockholders elect to receive Cash Consideration that would exceed $3.0 billion in the aggregate, the $3.0 billion Cash Consideration will be prorated among our stockholders. All outstanding options to purchase shares of our Class A common stock issued by CBOT Holdings will be converted into options to purchase shares of CME Holdings Class A common stock, as adjusted for the Exchange Ratio. Under certain circumstances, if the Agreement is terminated, we or CME may be required to pay the other a termination fee of $240.0 million.

The merger is subject to a number of conditions, including, but not limited to, (i) the approval of the Agreement by the stockholders of both us and the CME, (ii) the approval of the repurchase of our Class B common stock; (iii) approval of an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the CBOT by the Series B-1 and Series B-2 members of the CBOT, voting together as a single class in accordance with the terms of the existing Amended and Restated Certificate of Incorporation and Bylaws of the CBOT, (iv) the effectiveness of a Form S-4 registration statement to be filed by the CME and (v) receipt of certain regulatory approvals.

In connection with the proposed merger of CBOT Holdings and the CME, the parties intend to file relevant materials with the Securities Exchange Commission (“SEC”), including a joint proxy statement/prospectus regarding the proposed transaction. Such documents, however, are not currently available. INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS REGARDING THE PROPOSED TRANSACTION WHEN IT BECOMES AVAILABLE, BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION. Investors will be able to obtain a free copy of the joint proxy statement/prospectus, as well as other filings containing information about CBOT Holdings and CME without charge, at the SEC’s website (http://www.sec.gov) once such documents are filed with the SEC. Copies of the joint proxy statement/prospectus can also be obtained, without charge, once they are filed with the SEC, by directing a request to CBOT Holdings, Inc., Attention: Investor Relations, at 141 West Jackson Blvd, Chicago, Illinois 60604 or calling (312) 435-3500.

Linux Technology Implementation.

In an effort to provide our customers with enhanced electronic order execution, we are migrating customer connections to the e-cbot® powered by LIFFE Connect® platform from Sun Solaris technology to Linux Gateway technology. During the third quarter we converted over 50% of our customer sites to Linux Gateway technology. We believe the migration of our customers to Linux technology will give our e-cbot platform greater messaging capacity and will enable e-cbot to increase its volume capacity throughput and overall processing speed.

Joint Asian Derivatives Exchange “JADE”

On September 25, 2006, on our electronic trading platform e-cbot, we began hosting the Joint Asian Derivatives Exchange or “JADE”, a joint venture with the Singapore Exchange. JADE is currently trading futures contracts on TSR 20 Rubber, and we expect the next product to be offered by JADE will be futures contracts on crude palm oil. We are pleased with the early performance of JADE as open interest begins to build.

Operations

We derive a substantial portion of our revenue from exchange fees and clearing fees directly related to the trading in our markets, which accounted for 58% and 17%, respectively, of our total revenue in the first nine months of 2006. In addition, we derive revenue from the sale of market data indirectly related to trading in our markets, which accounted for 16% of our total revenue in the first nine months of 2006. We also own and operate three office buildings in the City of Chicago, which accounted for 4% of our total revenue in the first nine months of 2006.

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

Our revenue in the third quarter of 2006 grew 45% versus the third quarter of 2005, our operating margin grew from 29% to 50% and our net income increased 146%. For the nine months ended September 30, 2006, our revenue grew 33% from the same period of 2005, our operating margin grew from 29% to 46% and our net income increased 116%. These results were due in part to an increase in trading volume of 21% for the third quarter and 15% for the first nine months of 2006, increases in exchange fee rates implemented in October 2005 and June 2006, and an increase in market data fees implemented in January 2006. In contrast, our operating expenses only increased 3% during the nine months ended September 30, 2006 versus the prior year and increased 4% in the third quarter of 2006 versus the third quarter of 2005. This relatively low level of operating expense growth allowed the revenue increases to fall directly to operating income which accounted for the increases in operating margin and net income.

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

The following chart summarizes trading volume by product category, as well as the portion of total trading volume executed on our electronic trading platform, e-cbot. The table also includes total trading fees, average rate per contract, total volume-based expenses and average volume-based expense per contract (in thousands, except per contract rates):

	Nine Months Ended September 30,						Three Months Ended September 30,
	2006		2005				2006		2005
Trading Volume	Total	% of Total	Total	% of Total	Change	% Change	Total	% of Total	Total	% of Total	Change	% Change
Interest Rate	479,735	80%	431,164	82%	48,571	11%	157,917	79%	135,900	82%	22,017	16%
Agriculture	89,706	15%	71,033	14%	18,673	26%	30,864	15%	22,423	14%	8,441	38%
Equity Index	22,216	4%	20,328	4%	1,888	9%	6,957	4%	6,608	4%	349	5%
Metals, Energy & Other	8,311	1%	696	0%	7,615	1094%	3,529	2%	289	0%	3,240	1121%

Total	599,968	100%	523,221	100%	76,747	15%	199,267	100%	165,220	100%	34,047	21%

e-cbot Volume	412,694	69%	335,280	64%	77,414	23%	140,622	71%	109,223	66%	31,399	29%
Trading Fees (1)	$346,738		$262,734		$84,004	32%	$123,166		$82,723		$40,443	49%
Average Rate per Contract (2)	$0.578		$0.502		$0.076	15%	$0.618		$0.501		$0.117	23%
Volume-based expenses (3)	$61,607		$54,647		$6,960	13%	$20,442		$17,348		$3,094	18%
Volume-based expenses per Contract (4)	$0.103		$0.104		$(0.001)	-1%	$0.103		$0.105		$(0.002)	-2%

(1)	Comprised of total exchange and clearing fee revenue.
(2)	Represents total trading fees divided by total reported trading volume.
(3)	Comprised of clearing services and contracted license fees.
(4)	Represents volume-based expense divided by total reported trading volume.

Volume Growth

Aggregate trading volume growth in 2006 was largely attributable to growth in trading volume of our interest rate products. Interest rate products represent our largest product group and primarily consist of our U.S. Treasury complex, which includes contracts on 30-year U.S. Treasury bonds, 10-, 5-, and 2-year Treasury notes, as well as 30-Day Federal Funds. Agricultural trading volume exhibited a larger growth rate than that in our interest rate product group, although the total additional agricultural volume represents a smaller proportion of our total product mix. Our metals product group exhibited a strong rate of growth, as we have made significant inroads into the overall US market share of metals, exceeding 50% of the market share of all Gold and Silver products for the month of September.

Some factors that we believe affected trading volume growth in contracts on U.S. Treasury securities include expanded distribution of direct connections to e-cbot, increased educational programs on our U.S. Treasury complex and volume-driving market making programs on e-cbot for certain U.S. Treasury contracts. The growth in trading volume in our agriculture products we believe was due in part to growth in the use of commodities as an asset investment category, vagaries in global agricultural production, as well as the third quarter introduction of side-by-side trading of Agricultural futures on e-cbot. Our growth in metals volume we believe was driven among other things by our marketing efforts, volatility in the underlying contracts, and increased liquidity in our marketplace. Our equity index growth we believe is due to marketing efforts around those products as well as from liquidity provided by electronic market makers.

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

Results of Operations

Nine and three months ended September 30, 2006 compared with nine and three months ended September 30, 2005

Net Income

Net income for the nine months ended September 30, 2006 was $127.4 million, $68.5 million or 116%, higher than net income for the first nine months of 2005. This growth was primarily the after-tax result of increased revenues of $115.8 million in the first nine months of 2006 accompanied by modest 3% operating expense growth of $6.3 million.

Net income for the third quarter of 2006 was $48.8 million, $29.0 million or 146%, higher than net income for the third quarter of 2005. This growth was also primarily driven by the after-tax result of increased revenues, with third quarter 2006 revenues outpacing third quarter 2005 revenues by $50.8 million or 45%.

Revenues

Revenues for the nine months ended September 30, 2006 increased $115.8 million to $465.1 million compared with the first nine months of 2005. The increase in revenues in the current year was primarily due to an increase in the average rate per contract traded, which accounted for $45.5 million of the increase and higher trading volumes, which accounted for $38.5 million of the increase. Market data revenues also contributed to our revenues with a $18.5 million increase resulting from a price increase for market data in January 2006, as well as a $2.6 million benefit realized from an adjustment that resulted from customer account reviews. Additionally, interest income increased $10.7 million, primarily due to higher invested cash balances and increasing interest rates.

Revenues for the third quarter of 2006 increased $50.8 million to $163.0 million compared with the third quarter of 2005. The increase in revenues in the third quarter of 2006 was primarily due to an increase in the average rate per contract traded, which accounted for $23.4 million of the increase, higher trading volumes, which accounted for $17.0 million of the increase, price increases for market data, which accounted for $5.4 million of the increase, and additional interest income of $4.3 million.

The following chart provides revenues by source (in thousands):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Exchange fees	$268,876	$198,871	35%	$93,901	$62,696	50%
Clearing fees	77,862	63,863	22%	29,265	20,027	46%

Trading fees	346,738	262,734	32%	123,166	82,723	49%
Market data	73,638	55,117	34%	23,709	18,289	30%
Building	17,183	16,682	3%	5,768	5,595	3%
Services	12,966	11,444	13%	4,431	4,230	5%
Interest	13,228	2,488	432%	5,382	1,073	402%
Other	1,308	747	75%	550	258	113%

Total revenues	$465,061	$349,212	33%	$163,006	$112,168	45%

The following table provides trading fees, which include exchange fees and clearing fees, per reported contract traded at the product and platform levels:
	Nine Months Ended September 30,			Three Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Interest Rate	$0.536	$0.473	13%	$0.568	$0.469	21%
Agriculture	$0.716	$0.638	12%	$0.790	$0.631	25%
Equity Index	$0.748	$0.627	19%	$0.779	$0.672	16%
Metals, Energy & Other	$1.066	$1.191	-10%	$1.048	$1.360	-23%

Total	$0.578	$0.502	15%	$0.618	$0.501	23%
e-cbot	$0.520	$0.403	29%	$0.562	$0.411	37%
open-auction	$0.518	$0.487	6%	$0.524	$0.485	8%
off-exchange	$2.664	$2.214	20%	$3.172	$2.117	50%

The average rate per contract traded, which is total trading fees divided by total reported trading volume, for the nine months ended September 30, 2006 was $0.578, 15% higher than the $0.502 average rate per contract traded in the first nine months of 2005. The average rate per contract traded for the third quarter of 2006 was $0.618, 23% higher than the $0.501 average rate per contract traded in the third quarter of 2005. The average rate per contract traded increased in the three and nine month periods of the current year primarily due to exchange fee increases initiated in October 2005 and in July 2006, as well. Also, the 2006 third quarter average rate per contract was positively impacted by increased electronic trading due to our introduction of side-by-side trading of Agricultural futures on August 1, 2006. Additionally, we have announced exchange fee increases on certain contracts effective in the fourth quarter of 2006, which we estimate will increase future average rate per contract by an additional 3% to 6% assuming similar transaction mix.

Operating Income

Income from operations increased 107%, or $109.6 million, in the first nine months of 2006 compared with the prior year. Operating income from the exchange trading segment increased $107.0 million from the prior year, and operating income from the real estate operations segment increased $2.6 million from a loss of $0.3 million in the first nine months of 2005.

Income from operations increased 146%, or $47.9 million, in the third quarter of 2006 compared with the third quarter of 2005. Operating income from the exchange trading segment increased $46.4 million from the prior year, and operating income from the real estate operations segment increased $1.5 million from no income in the third quarter of 2005.

The exchange trading segment increases in both the year-to-date and third quarter periods of 2006 were largely the result of the increases in exchange fee rates, trading volume, market data prices and interest income discussed above, combined with relatively flat baseline expense growth.

The real estate operations segment increases were primarily the result of modest increases in building lease revenues coupled with decreased building overhead costs and real estate tax expenses. Building segment revenue increased $0.7 million and $0.2 million in the year-to-date and third quarter periods of 2006, respectively. General building costs consisting of utilities, repairs and supplies decreased $1.0 million and $0.4 million in the first nine and three months ended September 30, 2006, respectively. Due to lower than expected 2006 property tax rates, real estate tax expenses were $0.5 million and $0.7 million less in the nine and three months ended September 30, 2006, respectively.

Expenses

Operating expenses increased 3% in the nine months ended September 30, 2006 compared with the same period of 2005. Operating expenses as a percent of total revenues decreased from 71% in the first nine months of 2005 to 54% in the first nine months of 2006, resulting in an operating margin of 46% in the first nine months of 2006 compared with 29% in the first nine months of 2005.

Operating expenses increased 4% in the third quarter of 2006 compared with the third quarter of 2005. Operating expenses as a percent of total revenues decreased from 71% in the third quarter of 2005 to 50% in the third quarter of 2006, resulting in an operating margin of 50% in the third quarter of 2006 compared with 29% in the third quarter of 2005.

Our 2006 year-to-date and third quarter revenue growth was primarily driven by increased exchange fees, increased trading volume, increased market data fees and increased interest income. Our operating margins increased in the year-to-date and quarter periods because our operating expenses grew only 3% and 4%, respectively. Our operating expense levels were able to be maintained because our revenue growth drivers only marginally increased expenses. For instance, the increases in trading volume led to a 13% and 18% increase in our volume-based expenses in the year-to-date and quarter periods, respectively. Volume-based expenses, however, only constituted approximately 25% of total operating expenses in each period. The other revenue growth drivers, increased exchange fees, market data fees and interest income, had no direct effect on operating expenses.

The following chart illustrates operating expenses and income from operations in total and as a percent of total revenues (in thousands):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Total revenues	$465,061	$349,212	33%	$163,006	$112,168	45%
Expenses:
Clearing services	56,184	49,524	13%	18,671	15,630	19%
Contracted license fees	5,423	5,123	6%	1,771	1,718	3%

Volume-based expenses	61,607	54,647	13%	20,442	17,348	18%
Salaries and benefits	57,085	54,662	4%	18,955	18,127	5%
Depreciation and amortization	42,546	41,189	3%	13,671	13,144	4%
Professional services	12,158	14,129	-14%	3,661	4,979	-26%
General and administrative expenses	13,507	15,516	-13%	3,885	5,427	-28%
Building operating costs	18,011	19,694	-9%	5,406	6,542	-17%
Information technology services	37,397	32,729	14%	13,282	10,660	25%
Programs	8,210	7,411	11%	2,497	2,306	8%
Interest	1,277	2,351	-46%	304	633	-52%

Baseline expenses	190,191	187,681	1%	61,661	61,818	0%
Litigation	—	4,000	n/a	—	—	—
Severance and related costs	1,081	277	290%	67	113	-41%

Other expenses	1,081	4,277	-75%	67	113	-41%
Operating expenses	252,879	246,605	3%	82,170	79,279	4%

Income from operations	$212,182	$102,607	107%	$80,836	$32,889	146%

	As a % of Revenues			As a % of Revenues
Volume-based expenses	13%	16%		13%	15%
Baseline expenses	41%	54%		38%	55%
Other expenses	0%	1%		0%	0%

Operating expenses	54%	71%		50%	71%
Operating Margin	46%	29%		50%	29%

Volume-based Expenses

Volume-based expenses increased $7.0 million, or 13%, in the first nine months of 2006, and $3.1 million, or 18%, in the third quarter of 2006 versus the same prior year periods. Since these expenses are tied to our trading volume, we expect increases in volume-based expenses during periods of trading volume growth like we experienced in both the year-to-date and quarter periods. The average volume-based expense per contract was generally consistent during the periods ranging between $0.103 and $0.105 per contract.

Baseline Expenses

Baseline expenses increased $2.5 million, or 1%, in the first nine months of 2006 and fell to 41% of total revenues from 54% of total revenues in the first nine months of 2005. Baseline expenses were relatively unchanged in the third quarter of 2006 but were only 38% of total revenues versus 55% of total revenues in the third quarter of 2005. Within baseline expenses for the year-to-date period, information technology services expense increased $4.7 million year-to-date and $2.6 million in the third quarter and salaries and benefits increased $2.4 million year-to-date and $0.8 million in the third quarter. The increases in information technology services and salaries and benefits were offset by decreases in professional services and general and administrative expenses in the amounts of $2.0 million each in the year-to-date period and in the amounts of $1.3 million and $1.5 million, respectively, in the third quarter.

The increases in information technology services expense were primarily the result of increased maintenance charges for our hardware and software systems on the technology supporting our trading platforms. Such costs increased $3.5 million in the year-to-date period and $1.2 million in the third quarter. Also, costs associated with connecting additional customers to e-cbot increased $1.1 million in the year-to-date period and $1.2 million in the third quarter compared to the comparable prior year periods.

The salary and benefits increases were the result of increased incentive pay accruals and stock-based compensation, offset to a degree by lower salary costs. Incentive pay accruals were $2.1 million and $1.2 million higher in the year-to-date and quarter periods, respectively, as a result of incentive programs tied to financial performance of the company. Non-cash, stock-based compensation was $1.5 million and $0.5 million in the nine and three months ended September 30, 2006, respectively. There was no stock-based compensation expense in the prior year periods. Salary costs decreased $3.1 million and $1.0 million in the year-to-date and quarter periods, respectively, as a result of a workforce reduction completed at the end of 2005.

The professional services decreases were primarily the result of lower utilization of consultants for technology products, with decreased consultant expense of $3.4 million in the first nine months of 2006 and $0.8 million in the third quarter of 2006. These decreases were offset by higher Sarbanes Oxley related audit and tax expenses of $0.6 million and $0.2 million in the year-to-date and quarter periods, respectively. Also, the first nine months of 2006 included $0.7 million of non-cash, stock-based compensation expense for stock grants made to our board of directors. The director stock compensation was all recorded during the second quarter of 2006. There was no stock-based compensation expense in the prior year periods.

The decreases in general and administrative expenses were related to a policy decision to purchase rather than lease computer technology. Lease expirations that were not renewed for personal computers and computer hardware during 2006 led to decreased lease costs of $2.1 million and $1.0 million in the nine and three months ended September 30, 2006, respectively.

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

Income Taxes

The effective income tax rate for the nine months and quarter ended September 30, 2006 was 40% and 39%, respectively. The effective income tax rate for the nine months and quarter ended September 30, 2005 was 42% and 40%, respectively. The effective tax rate for the nine months ended September 30, 2005 was higher than our 40% combined federal and state statutory tax rate because of the $4.0 million litigation settlement expense which was not deductible for tax purposes.

Liquidity and Capital Resources

Our operations are the major source of our liquidity. Cash requirements principally consist of operating expenses, scheduled debt repayments, and capital expenditures for technology enhancements and building improvements.

At September 30, 2006, cash and cash equivalents were $95.7 million versus $101.3 million at December 31, 2005. When combined with short-term investments, which are comprised of U.S. Treasury securities with maturities between 91 days and one year, these current assets, totaled $434.2 million at September 30, 2006, a $93.0 million increase from $341.2 million at December 31, 2005. The increase in cash, cash equivalents and short-term investments during the first nine months of 2006 was primarily the result of $123.3 million of cash from operations, partially offset by $18.3 million of debt repayments and $19.6 million of capital expenditures.

Working capital at September 30, 2006 increased $130.4 million from December 31, 2005 to a balance of $437.1 million. The increase in working capital was primarily a result of the increase in cash, cash equivalents and short-term investments, as described above, an increase in accounts receivable of $26.4 million related to higher revenues in the third quarter of 2006 compared with the fourth quarter of 2005, and a decrease in the current portion of debt payable of $7.5 million.

Property and equipment, net of accumulated depreciation, was $232.1 million, a $22.7 million decrease from December 31, 2005. The decrease in property and equipment reflects recorded depreciation of $42.2 million offset by capital acquisitions of $19.6 million. Capital expenditures in 2006 currently are expected to total approximately $25.0 to $28.0 million.

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

Net Cash Flows From Operating Activities

Net cash provided by operating activities totaled $123.3 million and $88.4 million for the first nine months of 2006 and 2005, respectively. Cash provided by operations in 2006 primarily consisted of $127.4 million of net income adjusted for non-cash items including $42.5 million of depreciation and amortization and $9.1 million of deferred tax credits, as well as by a $26.4 million increase in accounts receivable, a $7.3 decrease in accounts payable and a $4.9 million decrease in deferred revenues. Cash from operations increased only $34.9 million between the first nine months of 2006 and 2005, even though net income increased $68.5 million, due to cash timing differences in relation to receivables, prepaid expenses, payables and accrued expenses.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities totaled $110.6 million and $86.4 million in the first nine months of 2006 and 2005, respectively. Cash used for investing in 2006 primarily consisted of $94.6 million of purchases of short-term investments (net of maturities) and capital expenditures of $19.6 million. Cash used for investing in 2005 primarily consisted of $49.2 million of purchases of short-term investments (net of maturities) and capital expenditures of $27.4 million.

Capital Expenditures

Approximately $10.2 million of capital expenditures in the first nine months of 2006 related to real estate projects for building renovations and tenant space improvements. The balance of capital expenditures in 2006 related primarily to the technology supporting our trading platforms. Capital expenditures in the first nine months of 2006 were $7.8 million less than in 2005 primarily because capital expenditures in the first nine months of 2005 included an upgrade to our electronic trading platform completed in 2005.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities totaled $18.3 million in each of the first nine months of 2006 and 2005 and primarily related to scheduled debt repayments.

Long-Term and Short-Term Debt

Total debt at September 30, 2006 was $11.9 million, comprised of $10.7 million of senior notes and $1.2 million (0.6 million pounds sterling) due to Atos Euronext Market Solutions under a financing agreement, which is denominated in pounds sterling, related to the development of e-cbot in 2003. The final payments on the senior notes, which bear interest at a rate of 6.81%, are due in the first quarter of 2007. The final payment on the financing agreement is due in October 2006. Interest on the financing agreement was prepaid at the time of the borrowing at an effective rate of approximately 5.6%.

Critical Accounting Policies

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual amounts could differ from those estimates. A summary of the critical accounting policies that we believe are important to understanding our financial results is included in our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in the audited financial statements and related notes included in the Form 10-K. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2006.

Forward-Looking Statements

We have included in Parts I and II of this Quarterly Report on Form 10-Q, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in forward-looking statements include the risks and uncertainties identified in our reports and other filings made with the SEC, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K and those discussed under Item 1A of this Report. These risks and uncertainties are not exhaustive however, and new risks and uncertainties may emerge from time to time.

In some cases, you can identify forward-looking statements with terminology such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “pending” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements which speak only as of the date of this Report. Actual events or results may differ materially and we undertake no on going obligation, other than that imposed by law, to update these statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We provide markets for trading futures and options on futures. However, we do not trade futures and options on futures for our own account. We invest available cash in short-term U.S. Treasury securities, as well as other highly liquid, short-term investments. We do not believe there is significant risk associated with these short-term investments. Our long-term debt bears interest at a weighted-average fixed rate of 6.7%. Based on the terms of our existing long-term debt and the terms currently available for similar borrowings, management estimates the fair value of the long-term debt approximates the carrying value.

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

We currently utilize foreign currency forward contracts that we identified as fair value hedges. These are intended to offset the effect of exchange rate fluctuations on firm commitments for purchases of fixed annual and quarterly services denominated in pounds sterling. These contracts had notional amounts approximating $36.2 million (21.2 million pounds sterling) at September 30, 2006. The fair value of these contracts, which was $3.3 million at September 30, 2006, is recorded in accounts receivable. Gains and losses on these hedge instruments, as well as the gains and losses on the underlying hedged item, offset each other and were therefore zero in the first nine months of 2006. There were no gains or losses recorded on these fair value hedges related to hedge ineffectiveness.

We also utilize foreign currency forward contracts that are intended to offset the effect of exchange rate fluctuations on recorded debt that is denominated in pounds sterling. These contracts, which are not designated as hedges under FASB Statement No. 133, had notional amounts approximating $1.1 million (0.6 million pounds sterling) at September 30, 2006. Gains and losses on these hedge instruments, as well as the gains and losses on revaluing the recorded debt were recognized in general and administrative expense.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation with Chicago Board Options Exchange, Inc.: On August 23, 2006, CBOT Holdings and CBOT filed a lawsuit in the Court of Chancery of the State of Delaware against the Chicago Board Options Exchange, Inc. (“CBOE”). The lawsuit seeks to enforce and protect certain rights of CBOT’s full members (“Exercise Rights”) contained in agreements by and among CBOT Holdings, CBOT and CBOE as well as CBOE’s charter. The lawsuit alleges that these Exercise Rights allow CBOT’s full members who hold them to become full members of CBOE and to participate on an equal basis with other members of CBOE in CBOE’s announced plans to demutualize. The lawsuit is consistent with the Company’s previously stated intention to vigorously defend the rights of CBOT’s full members who are eligible to participate in CBOE’s demutualization. The lawsuit seeks declaratory and injunctive relief as well as recovery of the Company’s attorneys’ fees. On October 2, 2006, CBOE filed a motion to dismiss the lawsuit. This motion is currently pending.

We also provided a discussion of all material pending litigation matters relating to CBOT Holdings Inc. in Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 and June 30, 2006 filed with the SEC. For the three months ended September 30, 2006, there were no material developments with regard to our previously reported matters and, except as described above, no other matters were reportable during the period. In addition to the matters described in our SEC filings, from time to time we are involved in various legal proceedings arising in the ordinary course of our business. We do not believe, based on currently available information, that the results of any of these proceedings will have a material adverse effect on our operating results or financial condition.

ITEM 1A. RISK FACTORS

We provide a discussion of the risk factors that may affect our business in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005. Our business faces significant risks. The risks described below update the risk factors described in our 2005 Form 10-K, and should be read in conjunction with those risk factors. The risk factors described in this Report and our 2005 Form 10-K may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be affected materially.

There are significant risks and uncertainties associated with our proposed merger with the CME.

There are significant risks and uncertainties associated with our proposed merger with the CME. For example, the acquisition may not be consummated, or may not be consummated by mid 2007 as currently anticipated, as a result of several factors, including but not limited to: (i) the inability to obtain regulatory approvals of the merger, or to obtain such approvals on the currently proposed terms; or (ii) the failure of the shareholders of the CME, or the shareholders and members of the Company to approve the merger.

The merger agreement also restricts us from engaging in certain activities and taking certain actions without CME’s approval which could prevent us from pursuing opportunities that may arise prior to the merger.

Furthermore, the combined company may fail to realize the growth opportunities and the anticipated benefits to be derived from the combined businesses. There can be no assurances that our systems, policies or procedures will be integrated successfully with CME. There also can be no assurance that we will be able to successfully and timely integrate our operations, products, services or technology with CME. There also may be delays, complications and expenses relating to such integration. If we are not able to successfully combine our businesses, the anticipated benefits from the transaction may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees of the CME or the Company, or that the disruption of our business or the ongoing business of the CME due to the merger could adversely affect our ability to maintain relationships with customers. Finally, upon consummation of the merger, management’s present expectations of future results may be modified or revised.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated as of October 17, 2006, among Chicago Mercantile Exchange Holdings Inc., CBOT Holdings, Inc. and the Board of Trade of the City of Chicago, Inc. (Incorporated by reference to Exhibit 2.1 from the Registrant’s current report on Form 8-K filed on October 18, 2006)

3.1	Amended and Restated Certificate of Incorporation of CBOT Holdings, Inc. (Incorporated by reference to Exhibit 3.1 from the Registrant’s registration statement on Form S-1 (No. 333-124730))

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of CBOT Holdings, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K filed on June 27, 2005)

3.3	Amended and Restated By-laws of CBOT Holdings, Inc. (Incorporated by reference to Exhibit 3.3 from the Registrant’s registration statement on Form S-1 (No. 333-124730))

4.1	Amended and Restated Rights Agreement dated as of June 24, 2005 and amended as of September 14, 2006, by and between CBOT Holdings, Inc. and Computershare Investor Services LLC. (Incorporated by reference to Exhibit 4.1 from the Registrant’s current report on Form 8-K filed on September 15, 2006)

4.2	Amendment No. 1, dated as of October 17, 2006, to Amended and Restated Rights Agreement, dated as of June 24, 2005 and amended as of September 14, 2006, by and between CBOT Holdings, Inc. and Computershare Investor Services LLC (Incorporated by reference to Exhibit 4.1 from the Registrant’s current report on Form 8-K filed on October 18, 2006)

31.1	Certification by CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, CBOT Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CBOT HOLDINGS, INC.

/s/ Bernard W. Dan
Date: October 31, 2006	Bernard W. Dan
President and Chief Executive Officer

/s/ Glen M. Johnson
Date: October 31, 2006	Glen M. Johnson
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of October 17, 2006, among Chicago Mercantile Exchange Holdings Inc., CBOT Holdings, Inc. and the Board of Trade of the City of Chicago, Inc. (Incorporated by reference to Exhibit 2.1 from the Registrant’s current report on Form 8-K filed on October 18, 2006)

3.1	Amended and Restated Certificate of Incorporation of CBOT Holdings, Inc. (Incorporated by reference to Exhibit 3.1 from the Registrant’s registration statement on Form S-1(No.333-124730))

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of CBOT Holdings, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K filed on June 27, 2005)

3.3	Amended and Restated By-laws of CBOT Holdings, Inc. (Incorporated by reference to Exhibit 3.3 from the Registrant’s registration statement on Form S-1 (No. 333-124730))

4.1	Amended and Restated Rights Agreement dated as of June 24, 2005 and amended as of September 14, 2006, by and between CBOT Holdings, Inc. and Computershare Investor Services LLC. (Incorporated by reference to Exhibit 4.1 from the Registrant’s current report on Form 8-K filed on September 15, 2006)

4.2	Amendment No. 1, dated as of October 17, 2006, to Amended and Restated Rights Agreement, dated as of June 24, 2005 and amended as of September 14, 2006, by and between CBOT Holdings, Inc. and Computershare Investor Services LLC (Incorporated by reference to Exhibit 4.1 from the Registrant’s current report on Form 8-K filed on October 18, 2006)

31.1	Certification by CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002