Form 10-K
period 2006-12-31
CBOT HOLDINGS  INC
filed 2007-03-01
CIK 1161448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on filings with the U.S. Securities and Exchange Commission (“SEC”) and the company records, the aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $6.3 billion (based on the closing price per share of CBOT Holdings, Inc. Class A common stock on the New York Stock Exchange on such date).

As of February 23, 2007, there were issued and outstanding approximately 52,839,500 shares of the registrant’s Class A common stock, par value $0.001 per share (consisting of approximately 36,460,300 shares of Class A common stock and approximately 16,379,200 shares of Series A-3, Class A common stock) and 1 share of the Registrant’s Class B common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated	Form 10-K Reference
Portions of the registrant’s Proxy Statement for its 2007 Annual Meeting of its Stockholders to be held on May 1, 2007	Part III, Items 10, 11, 12, 13 and 14

- i -

INTRODUCTION

CBOT Holdings, Inc. (“CBOT Holdings”) is the holding company of the Board of Trade of the City of Chicago, Inc. (the “CBOT”). Founded in 1848, the CBOT is the world’s leading marketplace for trading agriculture, grains and U.S. Treasury futures as well as options on futures.

CBOT Holdings is a Delaware corporation that was formed in 2005 in connection with a series of demutualization restructuring transactions that converted the CBOT from a nonstock, not-for-profit company with members who traded on the CBOT owning all of its equity interests, into a for-profit corporation with a parent holding company that owns 100% of the equity interests of the CBOT. In connection with this demutualization, CBOT Holdings completed an initial public offering of its Class A common stock to the public on October 24, 2005.

On October 17, 2006, CBOT Holdings, the CBOT and the Chicago Mercantile Exchange Holdings Inc. (the “CME”) entered into an Agreement and Plan of Merger under which CBOT Holdings will merge with and into the CME, with the CME continuing as the surviving company. The merger is subject to approvals from the stockholders of CME, the stockholders of CBOT Holdings and certain members of the CBOT, as well as certain regulatory agencies. Pending these requisite approvals, we expect this merger to be completed by mid 2007.

In this document, when we use the terms “CBOT Holdings,” “the Company,” “we,” “us” and “our,” we mean CBOT Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries. When we use the term “the CBOT” we mean the Board of Trade of the City of Chicago, Inc., a Delaware corporation. All references to 2006, 2005 and 2004 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2006, December 31, 2005, and December 31, 2004, respectively.

Financial information concerning our business segments for each of 2006, 2005 and 2004 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the notes thereto, which are in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.

Our Internet address is www.cbot.com which includes our investor relations section. We make available free of charge, on or through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). Also posted on our website, and available in print upon request of any stockholder to our Investor Relations Department, are our certificate of incorporation and by-laws, charters for our audit committee, compensation committee, and nominating committee, our Conflicts of Interest Policy, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees.

Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer (as defined in the Code). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

Our principal executive offices are located at 141 West Jackson Boulevard, Chicago, Illinois 60604, and our telephone number is (312) 435-3500. Our Investor Relations Department can be contacted at CBOT Holdings, Inc. 141 West Jackson Blvd., Chicago, Illinois 60604, Attn: Investor Relations, telephone: (312) 435-3500, e-mail: InvestorRelations@cbot.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

CBOT® and our logo are our registered trademarks. e-cbot is our service mark. LIFFE CONNECT® is a registered trademark of AtosEuronext Market Solutions. Certain other trademarks used herein are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Among other things, these statements may include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K. Forward looking statements include, but are not limited to our use of the words “may,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or other comparable terminology. While these forward-looking statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, these forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties, including those discussed below and under “Risk Factors” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K, as well as those discussed under the Section entitled “Risk Factors” in the Registration Statement of the Chicago Mercantile Exchange Holdings Inc. on Form S-4 which was declared effective by the SEC on February 26, 2007. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others:

•	the differing interests of holders of our Class A common stock and memberships in the CBOT;

•	certain special rights of Series B-1 (Full) and Series B-2 (Associate) members of the CBOT;

•	the lapse of transfer restrictions applicable to our common stock;

•	intense competition;

•	executing our electronic trading strategy;

•	globalization of the derivatives industry;

•	our inability to retain current customers or attract new customers;

•	a decline in derivatives trading generally;

•	our dependence on our executive officers and other key personnel;

•	the operation of an electronic trading platform;

•	our dependence on third-party suppliers;

•	our inability to keep up with rapid technological changes;

•	computer and communications systems failures and capacity constraints;

•	the security of our networks and those of our third-party suppliers;

•	declines in the global financial markets generally;

•	fluctuations in the factors that influence our average rate per contract;

•	seasonal fluctuations of our operating results;

•	our real estate holdings;

•	our dependence on distributions and dividends from our operating subsidiaries;

•	the regulatory framework of the derivatives industry including the affect on customer fees or costs;

•	our inability to maintain our self-regulatory responsibilities;

•	litigation;

•	patent infringement by us;

•	our inability to protect our intellectual property rights;

•	misconduct by the members of the CBOT; and

•	our proposed merger with CME.

Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

PART I

ITEM 1.	BUSINESS

Overview

CBOT Holdings was formed in April 2005 as a Delaware corporation for the purpose of becoming the holding company of the CBOT which was founded in 1848. Today, the CBOT is the world’s leading marketplace for trading agriculture, grains and U.S. Treasury futures as well as options on futures. In 2006, 13% of the global listed futures and options on futures contracts traded at the CBOT. Our flagship U.S. Treasury futures and options products traded approximately 608 million contracts in 2006, evidencing our leadership position in global trading of futures and options on futures on U.S. Treasury Securities. Furthermore, in 2006, we traded 128 million agricultural futures and options on futures contracts, representing a significant share of the North American market for such contracts.

From our origins as a market for trading cash grain, we have evolved into a major financial center, offering markets in a diverse range of futures and options on futures contracts based on interest rates, agricultural commodities, equity indices, metals, energy and other underlying instruments and risk-based activities. In particular, we offer markets in contracts based upon interest rate products such as U.S. Treasury bonds and notes, Federal Funds Rate and interest rate swaps, and agricultural products such as wheat, corn, soybeans and rough rice. In addition, our equity index markets include contracts based upon the Dow Jones Industrial AverageSM, our metals markets include full-sized and mini-sized contracts for gold and silver and our energy market includes our ethanol futures contract.

We offer side-by-side trading of most of our products across both electronic trading and open-auction platforms coupled with a leading technology infrastructure, which we believe provides unique trading opportunities through deep liquidity and transparency affording market participants equal access and the ability to compete openly for outstanding orders. Our market participants include many of the world’s largest banks, investment firms and commodities producers and users. Other market users include financial institutions, such as public and private pension funds, mutual funds, hedge funds and other managed funds, insurance companies, corporations, commercial banks, professional independent traders and retail customers.

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

Our trading volume during 2006 was 805.9 million contracts, a 19% increase from the 674.7 million contracts we traded in the previous year. Open-auction trading volume for 2006 increased 6% to 222.2 million contracts compared to 210.1 million contracts in 2005. Electronic trading volume increased 28% to 562.3 million contracts in 2006 versus 438.1 million contracts in 2005. We reported net income of approximately $172.2 million in 2006, a 125% increase from $76.5 million in 2005. Our 2006 revenues were $621.1 million, an increase of 35% from the $461.5 million recorded during 2005.

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

Recent Business Developments

On October 17, 2006, CBOT Holdings, the CBOT and CME entered into an Agreement and Plan of Merger under which CBOT Holdings will merge with and into the CME, with the CME continuing as the surviving company. The combined company will be renamed CME Group. The merger is subject to approvals from the stockholders of CME, the stockholders of CBOT Holdings and certain members of the CBOT as well as certain regulatory agencies. Pending these requisite approvals, we expect this merger to be completed by mid 2007.

Also, in August 2006 we launched our Agricultural futures contracts on e-cbot side-by-side with our open-auction platform during daytime trading hours which provided greater access to our benchmark Agricultural markets. In September 2006, we began hosting the Joint Asian Derivatives Exchange (“JADE”) a joint venture with the Singapore Exchange (“SGX”) which currently trades futures contracts on TSR Rubber. Finally, during 2006, in an effort to provide our customers with enhanced electronic order execution, we migrated customer connections to the e-cbot® powered by LIFFE Connect® platform from Sun Solaris technology to Linux Gateway technology.

Products

We believe that the range and diversity of the products that may be traded on our exchange contribute significantly to our success. We offer markets in futures and options on futures contracts in four product categories: interest rate products, agricultural products, equity index products and metals, energy and other products.

We have a business development division to support market participants and foster the trading and development of current and future products. Our business development staff meets regularly with market users, members and clearing members to determine whether our current products, facilities and services meet the participants’ needs and whether modifications or enhancements are necessary. Our business development staff also develops new product ideas in consultation with market users.

Interest Rate Products

Seventy-nine percent of all of the contracts traded at the CBOT during 2006 were either financial futures or options on financial futures contracts. Our interest rate product line includes our thirty-year U.S. Treasury bond futures and options on futures, ten-year, five-year and two-year U.S. Treasury note futures and options on futures, Fed Funds futures and options on futures, interest rate swap futures and binary options on the target Fed Funds rate.

The overall volume of our interest rate products for 2006 was up 15% compared to 2005. Some factors that we believe affected annual trading volume growth in contracts on U.S. Treasury securities include expanded distribution of direct connections to e-cbot, increased educational programs on our U.S. Treasury complex, and new volume-driving market maker programs on e-cbot for certain U.S. Treasury contracts. In February 2006, the U.S. Treasury Department resumed issuance of thirty-year U.S. Treasury bonds. According to the U.S. Treasury Department, they expect to regularly issue thirty-year U.S. Treasury bonds in connection with their February and August auctions.

Agricultural Products

Agricultural products are the core product area from which we started. We have maintained a strong franchise in our agricultural products, including contracts based on soybeans (including soybean oil and meal), corn, wheat, oats and rough rice. Our market users include agricultural producers, grain elevators, food processors, and institutional and retail customers. Our agricultural products represented approximately 16% of all contracts traded at the CBOT in 2006.

The overall volume of our agricultural products for 2006 was up 40% compared to 2005. Some factors that we believe affected annual trading volume growth in these contracts include continued interest from the investment community in commodities as an asset class, increasing commodity prices driven by supply and demand factors, and the introduction of side-by-side trading of our agricultural futures contracts on e-cbot as of August 1, 2006, which allowed for the first time the trading of agricultural futures contracts in either the electronic or open-auction arena during daytime trading hours.

Equity Index Products

Futures and options on futures contracts on equity indices are intended to allow traders and investors the opportunity to invest in the entire market, in selected portions of the market or in the relative performances of the various market sectors relative to one another and relative to the entire market. Market users of these products may include public and private pension funds, investment companies, mutual funds, insurance companies and other financial services companies, as well as proprietary trading firms and speculators. We currently offer futures and options on futures contracts on the Dow Jones Industrial AverageSM. Besides our regular sized ($10) contracts we also offer big ($25) futures contracts and mini ($5) futures and options on futures contracts on the Dow Jones Industrial AverageSM. Our equity index products represented approximately 4% of all contracts traded at the CBOT in 2006.

We are able to offer contracts on the Dow Jones Industrial AverageSM as a result of a licensing arrangement we entered into with Dow Jones & Company in 1997, which is currently scheduled to terminate in late 2007. This arrangement provides us a non-transferable and exclusive worldwide license to use such indices and various other indices published by Dow Jones, including the Dow Jones Transportation AverageSM, the Dow Jones Global IndexesSM, the Dow Jones Utilities AverageSM, the Dow Jones Composite AverageSM, the Dow Jones SmallCap IndexSM, the Dow Jones MidCap IndexSM, the Dow Jones LargeCap IndexSM, and the Dow Jones U.S. Real Estate IndexSM, as the basis for standardized exchange traded futures and options on futures contracts. Our equity index product trading volumes have generally increased since the introduction of the Dow Jones indices in late 1997. A product based on the Dow Jones U.S. Real Estate IndexSM was just launched in February 2007 on e-cbot.

Metals, Energy and Other Products

For many investors, buying and storing metals in the physical form such as coins, bullions or bars is not a practical choice as an investment. Practical alternatives to purchasing metals in the physical form include some form of stock ownership or the purchase of futures. We offer mini-sized and full-sized gold and silver futures contracts. In 2006, we began to offer options on gold and silver futures contracts. In 2005, we launched our corn-based CBOT Denatured Fuel Ethanol futures contract as the first product in our energy category of products. In 2006, we added over-the-counter ethanol swap contracts to our energy category. In addition, we offer the CBOT Dow Jones-AIG Excess Return Commodity IndexSM futures contract as part of our overall arrangement with Dow Jones.

Trading Platforms

We offer market participants side-by-side trading of most of our products across both electronic trading and open-auction platforms. We were the first exchange to provide side-by-side trading on our electronic trading and open-auction platforms, effectively creating one marketplace with multiple access points. We believe that market participants demand the flexibility of having access to both electronic trading and open-auction platforms, particularly when they have sophisticated or large orders. We intend to continue to maintain and develop our electronic and open-auction trading platforms to meet the evolving needs of market participants.

Electronic Trading Platform

We offer our members and certain non-members who have permission from a CBOT clearing member the ability to execute transactions in most of our products on our electronic trading platform, e-cbot. Generally, trading on our electronic trading platform takes place by submitting an order through a trading application (front-end software) into our electronic trading platform’s central order book. Having received the orders, the electronic trading platform’s trading host stores all orders in a central order book and performs order matching with corresponding orders (this is an electronic representation of the marketplace) where the criteria for determining order priority are dependent on the contract being traded. An order placed on our electronic trading platform may be revised or withdrawn at any time during a trading session prior to its execution. After a trade has been executed on our electronic trading platform, confirmation of execution is sent to the trading application. In addition, trade details are also sent from the trading host to the CME/CBOT Common Clearing Link (See Clearing Services discussion on page 8).

We believe that e-cbot is one of the world’s most widely accessible electronic trading platforms for futures and options on futures contracts, taking markets for our products directly to traders via 265 direct connections supporting more than 40,000 terminals with licenses to offer direct connections in 21 countries worldwide as of December 31, 2006. In addition to its accessibility and diversity of product offerings, with nearly 50 products currently listed, we believe that e-cbot offers the benefits of reliability, high-speed transaction executions and the scalability to permit it to handle high trading volumes. Among other benefits, e-cbot currently provides its users the following features:

•	support for complex, multi-legged trading strategies, with 49 types of strategies recognized;

•	the calculation of “implied” pricing, which facilitates executing spreads at the best obtainable price and creates a single pool of liquidity across spreads and outright transactions;

•	multiple trade matching alternatives, including price/time priority and pro-rata algorithms; and

•	dynamic price limits, which move automatically with the market, reducing the potential for mis-trades that periodically affect other markets.

We believe that e-cbot has a widely accepted application programming interface that makes it easy and economical for independent software vendors and member developers to build front-ends for users. At least 20 independent software vendors have built front-end trading applications specific to the requirements of brokers, market makers and proprietary traders and 107 member firm proprietary front-end applications have been developed as of December 31, 2006.

In order to facilitate connectivity to e-cbot, there are now 13 points of presence (POPs) that route orders to the host. These POPs are located in or near major financial centers, including Chicago, New York, London, Paris, Amsterdam, Gibraltar and Singapore. This arrangement offers flexibility and choice of connections, including direct access through our electronic trading system’s network, access through a service provider (SP) or access through a member’s own network.

In October 2005, we upgraded e-cbot to increase its functionality and increase risk management opportunities for our end users. Among other features, the upgrade included order book management, which enhanced our customers’ ability to oversee the entirety of their risk exposure across multiple users. Additionally, stop orders now exist at the host level, expanding the number of order types directly accessible via e-cbot, and nine inter-commodity spread strategies for financial products were added to the platform. In addition, in connection with the upgrade, the host platform for e-cbot was moved from London to Chicago and the trading hours on e-cbot increased to 22 hours per day.

We currently rely on the LIFFE CONNECT system software to power e-cbot pursuant to a license agreement with AtosEuronext Market Solutions, or AEMS, that provides us a license to use the LIFFE CONNECT system software until December 31, 2008.

Open-Auction Platform

We also offer our members the ability to execute transactions in our products on our open-auction platform. Our open-auction platform provides markets for our products by facilitating the public auction of orders in trading pits—a centralized meeting place for traders and floor brokers to trade our products. Orders by market participants not physically located on the trading floor are communicated to floor brokers either telephonically or, increasingly, via our electronic order transmission systems. The trading floors, which cover approximately 100,000 square feet, have booths surrounding the trading pits from which clearing member firm personnel can communicate with customers regarding current market activity and prices and receive orders either electronically or by telephone. In addition, our trading floors display current market information and news on wallboards hung above the trading pits.

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

•

COMET is our booth-based order entry device that fulfills the need for fast and efficient electronic order delivery to the trading pit while preserving the firm’s choice of delivery method to the broker. In keeping with the firm’s preference, COMET orders may be “flashed” by hand signals, delivered by wireless headset or delivered electronically to the broker for execution. COMET then enables the trade data to be electronically routed to the firm’s bookkeeping system and to the clearing location on a real-time basis.

•

Electronic Clerks are our order receipt and deck management devices for brokers. Using a hard-wired or wireless Electronic Clerk-unit, brokers may receive orders from multiple member firms. Orders are automatically organized by price and order type for ease and speed of execution and trade confirmations are automatically returned to the originator.

•

HHT is our browser-based software that allows our members to record their personal trades executed in the trading pit. HHT interacts with our Electronic Clerks to reduce errors and increase trade recordation speed and ease.

Floor Operations Technology

Floor operations technology consists of the price reporting system and the quotation network. The price reporting system captures in real-time all price information changes and disseminates the information to the quotation network. The price reporting system comprises price reporters who monitor the price fluctuation in each of the pits and, as trades are executed, enter the price data into the pricing system. The quotation network transmits the data to the wall board display system, the historical data library and the data services network for re-transmittal through approximately 125 quotation vendors and sub-vendors. This quotation data is also known as market data.

Clearing Services

We provide a full range of clearing services for every contract traded on our exchange through a clearing services agreement with the CME, the CME/CBOT Common Clearing Link. In addition to clearing services, the CME/CBOT Common Clearing Link allows us to provide processing for all clearing functions, including post-execution trade processing, position management, collateral management and settlement. A single clearing guarantee fund covers both CBOT and CME products, with the combined assets maintained by the CME clearing house.

Prior to the establishment of the CME/CBOT Common Clearing Link in January 2004, our members cleared transactions through another third party clearing services provider, The Clearing Corporation. We terminated our arrangements with that provider in order to provide our clearing members the benefits of the CME/CBOT Common Clearing Link. These benefits include:

•	all position reporting and open interest calculations for the CBOT and CME are done only once and in the same, consistent manner;

•

firms do not have to incur the expenses associated with moving collateral between two clearing houses, eliminating the need for costly operational support of a cross-margin arrangement between the CBOT and CME;

•	reduced contributions by firms to risk capital pools or guarantee funds;

•	reductions in direct clearing-related fees (transaction fees and ancillary fees);

•	operational efficiencies created by firms being able to combine clearing operations for two exchanges into a single back office;

•	simplified business practices (i.e., a single set of systems interfaces, including formats for data files, trade messages and reports and a standardized online interface); and

•	significant reductions in margin requirements due to cross margining between CME and CBOT products.

Pursuant to our clearing services agreement with CME, which expires on January 10, 2009, the CME collects clearing fees on our behalf in connection with contracts traded on our exchange and we pay clearing charges to the CME based on the volume of trades made on our electronic trading and open-auction platforms that are cleared through the CME/CBOT Common Clearing Link.

Market Data

We intend to further develop our market data offerings to meet the needs of a greater number of customers. We sell our market data, which includes bids, offers, trades and trade size, to vendors who redistribute the data to persons or entities that use our markets or that monitor general economic conditions. Such persons and entities include financial information providers, futures commission merchants, banks, broker-dealers, public and private pension funds, investment companies, mutual funds, insurance companies, hedge funds, commodity pools, individual investors and other financial services companies or organizations. As of December 31, 2006, our market data was displayed on about 142,000 screens worldwide. Revenues from market data represented about 16% of our total revenues in 2006.

We believe that the market data supplied by the CBOT enhances trading activity in our products and trading activity in related cash and derivatives markets. The dissemination of real-time data generates revenue and supports our customer bases with timely market information. In general, the price information is sent via dedicated networks to over 125 worldwide quote vendors and subvendors. These firms consolidate our market data and information with data from other exchanges and third party data and news services and the firms resell the consolidated data and information to their subscribers. These quote vendors distribute our market data through dedicated networks, the Internet and wireless handheld devices.

We intend to further develop our market data offerings by integrating proprietary information generated by our exchange into new market data products designed to meet the needs of a greater number of customers. Sophisticated quantitative approaches to risk management as well as customer time sensitivity have created new needs, uses and demands for trading related data and analytics. We intend to create additional value-added services to complement our market data products, including databases, analytical tools and other services to assist end-users. For example, in 2003, we launched the new quote service, CBOT Advantage, which provided the marketplace with a web-based, real-time quote and charting tool for our products. Also in 2004, we introduced a new historical pricing service called DataExchange, which enabled us to capture greater value from the historical pricing data of our markets. In 2006, we continued to make performance improvements to our market data system.

Building Services

Our building services division operates our commercial real estate assets. In total, we own and manage three buildings, with over 1.5 million square feet of commercial space in the aggregate, in the central business district of the City of Chicago. As of December 31, 2006, the buildings were about 84% occupied, with approximately 33% of the total space used by the CBOT itself.

Tenants pay market rates for rent. The majority of tenant leases have terms of three to five years, with large tenants having leases for up to fifteen years. As of December 31, 2006, the largest tenant, other than the CBOT itself, leased 5% of the rentable area and the next five largest tenants leased about 11% of our commercial space. We manage both the real estate and the general services relating to such real estate such as cleaning, power and telephone services through our wholly owned subsidiary, C-B-T Corporation. Building services generated about 4% of our total revenues in 2006.

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

We are currently implementing an estimated $19.5 million renovation of the North Building. In 2006 we completed a full renovation and cleaning of the building’s limestone facade, a lobby renovation and other infrastructure improvements. A full modernization of the North Building elevators is well underway and is expected to be completed in early 2008. Our objective is to make the 141 W. Jackson building more appealing for office tenants. On June 23, 2004, a proposal was approved by the Chicago City Council redesignating the property-tax classification for our landmark building at 141 W. Jackson in Chicago as “Class L” in order to help us renovate it. The Class L classification is expected to lower our property taxes by about $17 million over 12 years, beginning with our 2007 real estate taxes payable in 2008. The reduction in property-tax assessments associated with the Class L designation is available to owners renovating landmark buildings. The north facade and lobby of the 141 W. Jackson building have been city landmarks since 1977, but a separate ordinance extended protected status to all four facades.

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

In the fourth quarter of 2005, we entered into an agreement with SGX to establish JADE, an Asian-based electronic commodities derivatives market hosted on e-cbot. JADE began operations on September 25, 2006 and currently trades futures contracts on TSR 20 Rubber.

Other Business Relationships

The CBOT is a minority member of OneChicago, LLC, a joint venture formed by the Chicago Board Options Exchange Inc. (“CBOE”) and the CME. The CBOT’s interest is currently approximately 5%. OneChicago is an electronic exchange that makes available for trading single-stock futures and narrow-based indices. As a result of CBOT’s participation in the joint-venture, CBOT members are automatically members of OneChicago and can trade through existing memberships and accounts.

Competition

According to publicly available data, we are currently the third largest derivatives exchange in the world based on contract volume for futures and options on futures contracts for the year ended December 31, 2006. The top 15 derivatives exchanges in order of volume of futures and options on futures contracts for the year ended December 31, 2006 based on publicly available data are:

•	CME;

•	Eurex, which is a joint venture of Deutsche Borse and the Swiss Exchange;

•	CBOT;

•	Euronext.liffe;

•	Mexican Derivatives Exchanges;

•	New York Mercantile Exchange;

•	Bolsa de Mercadorias & Futuros;

•	National Stock Exchange of India;

•	London Metal Exchange;

•	Dalian Commodity Exchange;

•	Taiwan Futures Exchange;

•	South African Futures Exchange;

•	International Petroleum Exchange;

•	Sydney Futures Exchange; and

•	The Tokyo Commodity Exchange.

Based on this data, in the United States, the top four derivatives exchanges are:

•	CME;

•	CBOT;

•	New York Mercantile Exchange; and

•	New York Board of Trade.

We face a variety of competitors and competing marketplaces and products. We compete by offering market participants efficient, cost-effective and liquid marketplaces for trade execution through both electronic trading and traditional open-auction platforms, broadly disseminated and transparent market and quotation data, access to market making, superior product design and innovative technology. Additionally, we are continually enhancing our products and providing additional efficiencies to our customers. We are committed to improving the technology, services, market integrity and liquidity that will continue to make us an industry leader in volume of trades executed.

In addition to competition from derivatives exchanges that offer comparable derivative products, we also face competition from other exchanges, from over-the-counter markets, from electronic trading systems, from consortia of end users and futures commission merchants and from technology firms. Other derivatives exchanges have trading systems and financial market expertise that may lead them to consider listing copies of our products.

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

Consortia owned by member firms and large market participants also may become our competitors. In addition, technology companies, market data and information vendors, and front end software vendors also represent potential competitors because, as purveyors of market data, these firms typically have substantial distribution capabilities. As technology firms, they also have access to trading engines that can be connected to their data and information networks. Additionally, technology and software firms that develop trading systems, hardware and networks but who are otherwise outside of the financial services industry may be attracted to enter our markets.

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

The shares of Series A-1, A-2 and A-3, Class A common stock received by CBOT members in connection with the restructuring transactions were generally subject to a complete restriction on transfer, subject to certain permitted transfers. However, holders of Series A-1, A-2 and A-3 common stock could transfer all, but not less than all, of their shares of Series A-1, A-2 and A-3 common stock if all such shares were transferred together with the Class B membership associated with such shares. The transfer restriction periods applicable to Series A-1 and Series A-2 common stock expired April 22, 2006 and October 19, 2006, respectively. The transfer restriction period applicable to Series A-3 common stock is scheduled to expire on April 17, 2007.

Although not a transfer restriction, CBOT members are also required to hold shares of Class A common stock for certain exchange-related purposes. In particular, CBOT members who have exercised (or who intend to exercise) and become members of the CBOE without purchasing or leasing a membership on such exchange (which we refer to as the “CBOE exercise right”) may have a disincentive to sell their Class A common stock because they are required to possess 27,338 shares of Class A common stock (as may be adjusted) in order to utilize the CBOE exercise right. In this regard, as of December 31, 2006, there were approximately 263 CBOT members who had exercised and became members of the CBOE and such members were required to hold on such date approximately 7.2 million shares of Class A common stock. See Item 3. Legal Proceedings.

In addition, clearing member and member firms are required to hold Class A common stock in order to maintain their status as clearing member or member firms and/or obtain certain exchange fee rates. As of December 31, 2006, there were approximately 329 clearing member and member firms and such firms were required to hold approximately 9.2 million shares of Class A common stock.

The five series of Class B memberships in the CBOT received by CBOT members in connection with the restructuring transactions correspond to one of the five previously existing classes of CBOT membership. With respect to each series of Class B membership, the trading rights and privileges, including, in the case of the Series B-1 (Full) members, the right to exercise and become a member of the Chicago Board Options Exchange without purchasing a membership on such exchange, correspond to those previously associated with the corresponding class of membership. Members of the CBOT can execute trades for their own accounts, for clearing firm accounts, for the accounts of other members or for the accounts of customers of clearing firms. Members who trade for their own account, including those who lease trading rights, qualify for lower exchange fees. As of December 31, 2006, there were 1,402 Series B-1 (Full) members, 811 Series B-2 (Associate) members, 112 Series B-3 (GIM) members, 641 Series B-4 (IDEM) members and 643 Series B-5 (COM) members.

Class B members of the CBOT are required to be of good moral character, reputation and business integrity. They must also have adequate financial resources and credit to assume the responsibilities and privileges of membership. All Class B members must understand the rules and regulations of our exchange and agree to abide by them. Additionally, they must comply with the provisions of the Commodity Exchange Act and the rules and regulations issued by the CFTC. The CBOT is a self-regulatory organization subject to the oversight of the CFTC. The CBOT’s Office of Investigations and Audits is the investigative and enforcement arm of the CBOT. Class B members who are found to have violated a rule can be subject to sanctions such as fines, trading suspensions and/or expulsion from the CBOT.

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

•	the membership and eligibility requirements to become a holder of a Class B membership or to exercise the associated trading rights or privileges; and

•	the commitment to maintain current open-auction markets so long as each such market is deemed liquid.

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

Intellectual Property

We regard our brand name and logos and substantial portions of our marketing elements, products, market data, software and technology as proprietary, and we attempt to protect these elements by relying on trademark, service mark, copyright and trade secret laws, contracts, restrictions on disclosure and other methods. For example, with respect to trademarks, we currently have registered marks in 17 countries.

On an ongoing basis, we review our intellectual property to identify property and methods of doing business which should be protected, as well as the extent of current protection for that property and the availability of additional protection. We believe that our various trade and service marks have been registered where needed. Recent legal developments allowing patent protection for methods of doing business hold the possibility of additional protection, which we are examining.

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

Employees

As of December 31, 2006, we had 662 full-time employees and 22 part-time employees. These numbers do not include 72 full-time employees and 14 part-time employees of C-B-T Corporation, our subsidiary engaged in managing our properties, which operates the CBOT building located at 141 West Jackson Boulevard.

We consider our relations with our employees to be good. Fifty-seven of the 86 C-B-T Corporation employees are represented by one of the following unions:

•	Chicago Regional Council of Carpenters;

•	International Union of Operating Engineers Local 399, AFL-CIO; and

•	Service Employees International Union, SEIU Local 1 and 25, AFL-CIO.

Regulation

Regulation of the U.S. Futures Exchange Industry

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

We are a self-regulatory organization that is subject to the oversight of the CFTC. In order to guard against default risk with respect to contracts traded on the CBOT, we have instituted detailed risk management policies and procedures. To manage the risk of financial non-performance, we have established minimum capital requirements for all futures commission merchant member firms. In addition we operate and maintain systems to:

•	ensure that futures commission merchant members maintain capital in excess of the risk based capital requirements adopted by our clearing service provider, the CME;

•

require that all clearing futures commission merchant member firms electronically file a financial statement each month and that all other futures commission merchant members, electronically file quarterly financial statements. Firms are placed on additional reporting, i.e., daily, weekly or monthly reporting, when necessary;

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

•

exercise broad disciplinary authority over member firms, including the ability to issue fines in the case of serious rule violations, and in the case of a financially distressed firm, the ability to take various emergency actions to protect customers, other member firms and the CBOT.

We also have surveillance and compliance operations and procedures to monitor and enforce compliance with rules pertaining to the trading, position sizes, delivery obligations and financial condition of members.

Changes in Existing Laws and Rules

Additional legislation or regulation, or changes in existing laws and rules or their interpretation, may directly affect our mode of operation and our profitability. In 2003, Congress adopted amendments to the Commodity Exchange Act to reduce the cost and burdens of listing new contracts for trading. The CFTC has adopted rules to implement those changes. Other amendments to the Commodity Exchange Act have been adopted by Congress that might be less favorable to our business. The regulations under which we have operated since 1974 have been changed in a manner that will permit unregulated competitors and competitors in other regulated industries to attempt to trade our products in their own trading facilities without the same regulatory costs we bear.

The Commodity Exchange Act generally requires all futures contracts to be executed on an exchange that has been approved by the CFTC. For many years, the exchange trading requirement was modified by CFTC regulations to permit privately negotiated swap contracts to be transacted in the over-the-counter market. The CFTC exemption, under which the over-the-counter derivative market operated, precluded the over-the-counter market from using exchange-like electronic transaction systems and clearing unless specific permission, including the imposition of specific conditions, was granted by the CFTC. These limitations on the exemptions granted to the over-the-counter market were called into question by a November 1999 report of the President’s Working Group on Financial Markets, which is made up of the Treasury Secretary, the Chairmen of the SEC and the CFTC and the Board of Governors of the Federal Reserve System. The working group advocated a complete exemption from the Commodity Exchange Act for some principal-to-principal derivative exchanges that provide electronic trade execution services comparable to those performed by us. The customers who may access those exempt exchanges are also significant customers of regulated exchanges like ours. The working group recommended equivalent treatment for the existing electronic markets operated by regulated exchanges or their affiliates and further recommended legislation that would permit CFTC-regulated clearing organizations to clear futures, options on futures contracts and OTC derivatives that are not securities or securities options. In contrast, the working group recommended permitting banks and SEC-regulated clearing organizations to clear financial derivative contracts, as well as equities, government securities, repurchase and reverse repurchase agreements and other instruments. Finally, the working group recommended permitting banks and broker-dealers, and their affiliates, to operate currency futures markets for retail customers without being subject to regulation under the Commodity Exchange Act. All of the working group proposals, if adopted, would likely increase the number and quality of competitors who provide execution and clearing services for standardized derivative contracts.

In February 2000, the CFTC staff released a report advocating the passage of broad regulatory exemptions to create a regulatory environment that would permit the futures industry to accommodate itself to real world competitive conditions. Its goal was regulation by oversight rather than proscription. The degree of regulation proposed was directly related to the characteristics of the product and the type of customer that has direct or indirect access to the market, with retail customer markets being subject to greater regulation. The CFTC’s proposal would treat electronic trading markets and open-auction markets in the same way.

During 2000, Congress considered legislation to implement the suggestions of the working group and the CFTC. On October 19, 2000, the U.S. House of Representatives passed that legislation in a bill numbered H.R. 4541, by a vote of 377 to 4. Further amendments were made to that bill and, as amended, it was reintroduced in the House of Representatives as H.R. 5660 on December 14, 2000. The U.S. House of Representatives and Senate each passed H.R. 5660 on December 15, 2000. It was signed into law by President William J. Clinton on December 21, 2000 as the Commodity Futures Modernization Act of 2000.

The Commodity Futures Modernization Act provides a series of exclusions from the Commodity Exchange Act that would allow our competitors to trade futures contracts identical to the ones that we offer without any form of regulation or oversight by the CFTC under certain circumstances. Generally those exclusions are available to markets limited to financial products traded among institutions, whether traded electronically or not. We too could comply with those exclusions and operate markets that are outside CFTC jurisdiction. If we chose to remain subject to CFTC jurisdiction, the Commodity Futures Modernization Act replaces the current rigid and rigorous statutory requirements exchanges faced with flexible core principles that exchanges—called contract markets or derivatives transaction execution facilities—would need to satisfy subject to CFTC oversight. In addition, if we elect to trade our non-agricultural contracts on the derivatives transaction execution facility platform, banks and broker-dealers would become qualified to act as a sales force for our contracts, thus expanding our sales force substantially. Finally, the Commodity Futures Modernization Act lifted the ban on trading in single-stock futures subject to the coordinated oversight of the CFTC and SEC, providing U.S. derivatives exchanges with the opportunity to compete for this new market.

The CFTC is subject to periodic reauthorization by Congress every five years. Congress is currently undertaking this process of reviewing the laws and regulations embodied in the Commodity Futures Modernization Act to ensure that those affecting the futures industry are working adequately as market conditions evolve. Changes made to the Commodity Futures Modernization Act’s regulatory framework for exchanges during reauthorization could make it easier for others to compete with us at lower regulatory cost. Thus, the regulatory framework may provide greater regulatory advantages for some of our competitors than it does for us.

Executive Officers and Certain Key Employees

The following is a list of our executive officers and certain key employees and their ages, positions and certain related information as of February 23, 2007:

Bernard W. Dan, 46, was appointed by the board to serve as President and Chief Executive Officer in November 2002 and has served as a non-voting director since 2002. He served as an Executive Vice President from July 2001 until his appointment. From 1985 until July 2001, Mr. Dan worked in a number of different senior capacities for Cargill Investor Services Inc. and its affiliates, including, Asia Pacific Regional Head, Head of Global Execution and, most recently, President.

Kevin J.P. O’Hara, 45, joined CBOT on May 8, 2006 as Chief Administrative Officer and Chief Strategy Officer. Prior to joining CBOT, Mr. O’Hara served as Executive Vice President and Co-General Counsel of NYSE Group, Inc. which was formed as a result of the merger of the New York Stock Exchange, Inc. and Archipelago Holdings, Inc. Prior to the completion of the NYSE / Archipelago merger, Mr. O’Hara had been Archipelago’s Chief Administrative Officer since February 2003, its General Counsel since May 2000, and its

Corporate Secretary since May 1999 when he joined the company. Prior to joining Archipelago, he served as Project Director and Project Manager for The Pragma Corporation from January 1997 to May 1999, where his responsibilities included overseeing capital market development in Lithuania and other Eastern European countries, and as Senior Attorney/Consultant for Financial Markets International, Inc. in Romania from October 1995 to January 1997. Prior to his international experience, Mr. O’Hara served in the Division of Enforcement of the U.S. Securities and Exchange Commission in Washington, D.C. as Senior Counsel from 1994 to 1995 and as Staff Attorney from 1991 to 1993. In 1993, Mr. O’Hara served as a Special Assistant United States Attorney in Washington, D.C.

William M. Farrow III, 52, has served as Executive Vice President and Chief Information Officer since July 2001. From 1996 until July 2001, Mr. Farrow served as Senior Vice President for Bank One Corp. As Senior Vice President his responsibilities included eCommerce/eBusiness management, technology sales management and technology platform development and conversion.

Bryan T. Durkin, 46, has served as Executive Vice President since December 2003. Prior to that time, Mr. Durkin served as Senior Vice President and Administrator, Office of Investigations & Audits and Order Routing from February 2000 to June 2001. From December 1999 to February 2000, Mr. Durkin served as Senior Vice President, Office of Investigations & Audits. From December 1993 through December 1999, he served as Vice President & Deputy Administrator, Office of Investigations & Audits.

Christopher Malo, 50, has served as Executive Vice President of Marketing and Business Development since March 2005. Prior to that time, Mr. Malo held various executive positions with Cargill Investor Services, Inc., including Senior Vice President, Investor Product Group from 2003 to 2004, Senior Vice President, Global Business Development from 2001 to 2003 and Senior Vice President, Global Operations and North American Geography from 1999 to 2001.

Glen M. Johnson, 58, has served as Senior Vice President and Chief Financial Officer since February 1995. From December 1982 to February 1995, he was Vice President and Treasurer of the CBOT.

James (Chip) Bennett, 52, has served as Senior Vice President, Technical Solutions since November 2001. From August 2001 to November 2001, Mr. Bennett served as Managing Director of Information Technology. Prior to that time, Mr. Bennett was Senior Vice President at Bank One, where he managed information systems, since 1980.

Robert D. Ray, 53, has served as Senior Vice President, Business Development since March 2003. Mr. Ray served as Vice President of Business Development from October 2002 to March 2003. Prior to that time, Mr. Ray was a Principal at Robertson Stephens Inc. from February 2000 to October of 2002 responsible for Listed Derivatives Trading and Chicago Branch Manager. Prior to that time, Mr. Ray was a Senior Vice President at Dean Witter Reynolds Inc. from July 1986 until July 1997 continuing with the successor company Carr Futures from July 1997 until February 2000 as Senior Vice President and Head of Listed Equity Derivatives.

Available Information

We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Section 16 Reports regarding insider transactions as soon as reasonably practicable after electronically filed or furnished to the SEC. Our corporate governance materials, including our Corporate Governance Guidelines, Conflicts of Interest Policy, Code of Business Conduct and Ethics and charters for the audit, compensation and nominating committees of our board of directors may also be found on our website. Copies of these materials are also available to stockholders upon written request to CBOT Holdings, Inc., Attention: Investor Relations, at 141 West Jackson, Chicago, Illinois 60604. Information made available on our website is not incorporated by reference and does not constitute part of this document.

ITEM 1A.	RISK FACTORS

The following risk factors should be considered carefully in evaluating us as our business, financial condition or results of operation could be materially adversely affected by any of them. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our operations.

Risks Relating to Our Capital Structure

Holders of Class A Common Stock Who Also Own Memberships in the CBOT May Have Interests That Differ From or Conflict With Those of Holders of Class A Common Stock Who Are Not Also Owners of Memberships in the CBOT

We believe that holders of Class A common stock who also own memberships in the CBOT collectively own a substantial portion of our outstanding Class A common stock. As a result, such stockholders will, if voting in the same manner on any matters, control the outcome of a vote on all such matters submitted to our stockholders for approval, including electing directors and approving changes of control. In addition, as of the date of this Report, 13 of the 17 members of our board of directors are members of the CBOT. We are dependent upon the revenues from the trading and clearing activities of the members of the CBOT. This dependence also gives the CBOT members substantial influence over how we operate our business.

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

For example, the CBOE’s certificate of incorporation provides that members of the CBOT who apply for membership at the CBOE and who otherwise qualify shall, so long as they remain members of CBOT, be entitled to become members of the CBOE without the necessity of acquiring such membership for consideration or value. This right is referred to as the “exercise right.” The CBOE has filed with the SEC a proposed interpretation of the CBOE’s rules under which the exercise rights would terminate upon completion of the merger with the CME, subject to the right of exerciser members as of December 11, 2006 to continue to be exerciser members for an unspecified interim period following the merger, which was published by the SEC for comments on February 6, 2007. CBOT Holdings and the CBOT have submitted a letter to the SEC opposing the CBOE’s proposed rule interpretation and intend to vigorously defend the rights of CBOT members to become or remain exerciser members of the CBOE pursuant to the exercise rights. They have also have filed a lawsuit in Delaware alleging that the exercise rights allow CBOT full members who hold them to participate in the CBOE’s planned demutualization on an equal basis with the CBOE’s other members. See Item 3. Legal Proceedings.

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

•	the membership and eligibility requirements to become a holder of a Class B membership or to exercise the associated trading rights or privileges; and

•	the commitment to maintain current open-auction markets so long as each such market is deemed liquid.

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

The Lapse of Transfer Restrictions Applicable to Common Stock Issued to CBOT Members may Cause Volatility in the Market Price for our Common Stock

As of February 23, 2007, there were issued and outstanding approximately 52,839,500 shares of the registrant’s Class A common stock, par value $0.001 per share (consisting of approximately 36,460,300 shares of Class A common stock and approximately 16,379,200 shares of Series A-3, Class A common stock)

The shares of Series A-3, Class A common stock were received by CBOT members in connection with the restructuring transactions and are generally subject to a complete restriction on transfer, subject to certain permitted transfers. However, holders of Series A-3 common stock may transfer all, but not less than all, of their shares of Series A-3 common stock if all such shares are transferred together with the Class B membership associated with such shares. The transfer restriction period applicable to Series A-3 common stock is scheduled to expire April 17, 2007.

Consequently, on April 17, 2007, the transfer restrictions that currently limit the holders of restricted Class A common stock from selling as many as approximately 16,379,200 shares of Class A common stock in the public markets will lapse. Given the large number of shares that will become available for sale in the public markets at that time, the market price for our common stock may be volatile, and may decline, in connection with the lapse of such transfer restrictions. The effect of this lapse in transfer restrictions on the volatility of the market price for our common stock may be offset to an extent by exchange-related requirements for members to continue to hold such common stock.

Risks Relating to Our Business

Intense Competition Could Materially Adversely Affect Our Market Share and Financial Performance

The derivatives trading industry is highly competitive. Many of our competitors and potential competitors are more established or have greater financial resources than we do. Many of our competitors also have greater access to capital markets as well as more substantial marketing capabilities and technological and personnel resources. We expect that competition will intensify in the future. Such competition is likely to include price competition. For example, in February 2004, in response to market conditions, we decreased exchange fees on selected contracts traded on our electronic trading platform, which resulted in a 57% reduction of electronic trading fees for the year ended December 31, 2004 compared to the prior year period. While we have since implemented increases in exchange fees for certain products, customers and trading platforms, price competition in the future could have a material adverse effect on our business.

Competitive pressures may cause us to reevaluate our current business model and strategies. For example, in an industry where a substantial portion of derivatives are traded electronically, the concept of an open-auction platform may change swiftly and substantially. Increased development of electronic trading could substantially increase competition for some or all of the products and services we currently provide. In addition, our competitors may:

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

Our current and prospective competitors are numerous and include securities exchanges, options and other derivatives exchanges, over-the-counter markets, market data and information vendors, electronic communications networks, crossing systems and similar entities, consortia of large customers and some of our clearing member firms and interdealer brokerage firms. We may also face competition from computer software companies and media and technology companies.

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

We May Not Successfully Continue Executing Our Electronic Trading Strategy

We have committed substantial resources to develop our electronic trading platform e-cbot. In developing e-cbot, we have attempted to balance the desire to maximize system functionality against the associated costs, in both capital expenditure and time to market. While we believe these decisions will benefit our electronic trading capabilities, we cannot assure you these initiatives will be successful. Our failure to successfully continue executing our electronic trading strategy could have a material adverse impact on our operations.

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

We Depend on Our Executive Officers and Other Key Personnel

Our future success depends in large part upon the continued service of our executive officers, as well as various key management, technical and trading operations personnel. We believe that it is difficult to hire and retain executive management with the skills and abilities desirable for managing and operating a derivatives exchange. The loss of key management such as our President and Chief Executive Officer, Bernard W. Dan, our Executive Vice President and Chief Information Officer, William M. Farrow III, our Executive Vice President and Chief Operating Officer, Bryan T. Durkin, our Executive Vice President of Marketing and Business Development, Christopher Malo, our Chief Administrative Officer and Chief Strategy Officer, Kevin J. P. O’Hara, or our Senior Vice President and Chief Financial Officer, Glen M. Johnson, could have a material adverse effect on our business, financial condition and operating results. We cannot assure you that any of our key personnel will not voluntarily terminate his or her employment with us. However, we have entered into employment agreements containing certain non-compete provisions with Messrs. Dan and O’Hara in an attempt to increase the likelihood that they will continue their employment with us.

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

We Depend on Third Party Suppliers for Services That Are Important to Our Business

We depend on a number of suppliers, such as banking, clearing and settlement organizations, telephone companies, online service providers, data processors and software and hardware vendors for elements of our trading, clearing and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance. In particular, we rely upon the CME to provide certain clearing services as part of the CME/CBOT Common Clearing Link and AEMS to support our electronic trading platform, e-cbot. Thus, in addition to being competitors (or affiliated with competitors), CME and AEMS are two of our critical third party suppliers.

We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. For example, recently we have experienced record trading volume levels and AEMS has informed us they believe that such volumes may have contributed to certain system interruptions on the e-cbot system. However, given the overall sustained increase in CBOT volume over several months without system interruption, we believe such volumes do not materially impact the operation of e-cbot. Nonetheless, an interruption in or the cessation of service by any service provider and our inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on our business, financial condition and operating results.

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

Computer and Communications Systems Failures and Capacity Constraints Could Harm Our Reputation and Our Business

Our failure to operate, monitor or maintain our computer systems and network services, including those systems and services related to our electronic trading platform, or, if necessary, to find replacements for our technology in a timely and cost-effective manner, could have a material adverse effect on our reputation, business, financial condition and operating results. We rely and expect to continue to rely on third parties for various computer and communications systems, such as telephone companies, on-line service providers, data processors, clearing organizations and software and hardware vendors. Our systems or those of our third party providers have in the past failed and may in the future fail, causing one or more of the following effects:

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

We cannot assure you that we will not experience system failures, outages or interruptions on either our electronic trading platform or open-auction platform that will materially adversely affect our business. Any such system failures, outages or interruptions could result from a number of factors, including power or telecommunications failure, acts of God, war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, acts of vandalism or similar events. Any failures that cause an interruption in service or decrease our responsiveness, including failures caused by customer error or misuse of our systems, could impair our reputation, damage our brand name and have a material adverse effect on our business, financial condition and operating results.

Our Networks and Those of Our Third Party Service Providers May be Vulnerable to Security Risks

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our networks and those of our third party service providers, our member firms and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and operating results. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower trading volume and have a material adverse effect on our business, financial condition and operating results.

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

Our Business is Subject to Risks Related to Our Real Estate Holdings

Revenue from our real estate operations represented about 4% of our operating revenue for the year ended December 31, 2006. Lower occupancy rates, market rental rates and non-renewal of leases by tenants could have a material adverse effect on revenue from building operations. Any decrease in leased space could also affect future building service revenue if there is no corresponding demand for the vacated office space. Furthermore, most of our tenants are engaged in businesses that are directly or indirectly related to the brokerage/trading industry or related areas of financial services and adverse business conditions affecting those businesses could have a material adverse effect on our occupancy rates and building services revenues.

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

We Are Subject to Significant Risks of Litigation

Many aspects of our business involve substantial risks of liability. For example, dissatisfied customers frequently make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. We may become subject to these claims as the result of failures or malfunctions of systems and services provided by us. We could incur significant legal expenses defending claims, even those without merit. Although the Commodity Exchange Act and our CFTC-approved disclaimer and limitation of liability rules offer us some protections, an adverse resolution of any lawsuits or claims against us could have a material adverse effect on our reputation, business, financial condition and/or operating results.

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

Risks Relating to our Proposed Merger with CME

There are Significant Risks and Uncertainties Associated with Our Proposed Merger with the CME.

There are significant risks and uncertainties associated with our proposed merger with the CME including the possibility that the acquisition may not be consummated, or may not be consummated by mid-2007 as currently anticipated, as a result of several factors, including but not limited to: (i) the inability to obtain regulatory approvals of the merger, or to obtain such approvals on the currently proposed terms; or (ii) the failure of the stockholders of the CME, the stockholders of CBOT Holdings or the members of the CBOT to approve the merger or merger related issues. CBOT Holdings also will incur significant costs associated with transaction fees, professional services and other costs related to the merger, and the merger agreement restricts us from engaging in certain activities and taking certain actions without CME’s approval which could prevent us from pursuing opportunities that may arise prior to the merger.

Furthermore, the combined company may fail to realize the anticipated benefits to be derived from the combined businesses. There can be no assurances that our systems, policies or procedures will be integrated successfully with CME. There also can be no assurance that we will be able to successfully and timely integrate our operations, products, services or technology with CME. There also may be delays, complications and expenses relating to such integration. If we are not able to successfully combine our businesses, the anticipated benefits from the transaction may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees of the CME or the Company, or that the disruption of our business or the ongoing business of the CME due to the merger could adversely affect our ability to maintain relationships with customers. Finally, upon consummation of the merger, management’s present expectations of future results may be modified or revised.

Additional risks and uncertainties which could affect CBOT Holdings, the CBOT and members of CBOT in connection with the proposed merger with CME, are discussed in detail under the Section “Risk Factors” in the Registration Statement of the Chicago Mercantile Exchange Holdings Inc. on Form S-4 which was declared effective by the SEC on February 26, 2007.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 141 West Jackson Boulevard, Chicago, Illinois 60604. Our telephone number is (312) 435-3500.

We own the three buildings, located at the property at 141 West Jackson Boulevard, which consist of a total of approximately 1,500,000 square feet. We occupy approximately 500,000 square feet of office, trading floor and support space. We lease the remaining space in this building to third parties. The trading area has state-of-the-art wallboard price display systems, order routing and communications systems.

In addition, we lease approximately 1,400 square feet of office space at 1455 Pennsylvania N.W. in Washington, D.C. This space houses our government relations operations. The current lease on the Washington office space expires on July 31, 2011.

We also lease approximately 300 square feet of space at 55 Broadway in New York from LIFFE US. The current lease expires on March 31, 2007 and we have given notice that we do not intend to renew the space.

We lease approximately 1,900 square feet of office space at 1 George Yard in London, England, which is used by our European marketing staff. The current lease on the London office expires on December 31, 2013.

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

Litigation with Eurex US: On October 15, 2003, Eurex US filed an antitrust action in federal court against the CBOT and the CME alleging that the companies illegally attempted to block its entrance into the U.S. market and charging the CBOT and the CME with having violated the Sherman Act, among other things, by offering financial inducements, valued at over $100 million, to stockholders of The Clearing Corporation to vote against a proposed restructuring of The Clearing Corporation. Eurex subsequently amended its complaint to make additional charges, including a claim that the CBOT and the CME misrepresented Eurex’s qualifications in their lobbying of Congress and the CFTC. Eurex seeks treble damages under the antitrust laws, injunctive relief enjoining the alleged antitrust violations and compensatory and punitive damages for alleged tortious interference with prospective business opportunities.

On December 12, 2003, the CBOT filed in the U.S. District Court for the District of Columbia a motion to dismiss the amended complaint and a motion to transfer the action to the U.S. District Court for the Northern District of Illinois. On September 2, 2004, the United States District Court for the District of Columbia granted the CBOT’s motion to transfer the case to the United States District Court for the Northern District of Illinois. The court denied the CBOT’s motion to dismiss as moot in light of its ruling on the transfer motion. Eurex filed a second amended complaint in the Northern District of Illinois in late March 2005. In addition to the allegations in Eurex’s previous complaints, that complaint alleges, among other things, that the CBOT engaged in predatory pricing and, together with the CME, engaged in a campaign to block regulatory approval of the Eurex proposed Global Clearing Link between the Clearing Corporation, Eurex’s U.S. clearing house in Chicago and Eurex Clearing in Frankfurt. On June 6, 2005, the CBOT and CME filed a joint motion to dismiss the second amended complaint, which the court denied on August 22, 2005. On October 5, 2005, the CBOT filed its answer and defenses to the second amended complaint. Currently, the parties are engaged in discovery.

Litigation with Chicago Board Options Exchange, Inc.: On August 23, 2006, CBOT Holdings and CBOT, along with a class consisting of certain CBOT full members, filed a lawsuit in the Court of Chancery of the State of Delaware against the CBOE. The lawsuit seeks to enforce and protect the CBOE exercise rights. The lawsuit alleges that these exercise rights allow CBOT’s full members who hold them to become full members of CBOE and to participate on an equal basis with other members of CBOE in CBOE’s announced plans to demutualize. The lawsuit is consistent with the Company’s previously stated intention to vigorously defend the rights of CBOT’s full members who are eligible to participate in CBOE’s demutualization. On January 4, 2007, the plaintiffs filed a Second Amended Complaint, in which they added a count seeking a declaration that, contrary to the position taken by the CBOE before the SEC, the merger between CBOT Holdings and CME Holdings would not result in the termination of the exercise rights. The lawsuit seeks declaratory and injunctive relief as well as recovery of attorneys’ fees. On January 11, 2007, the plaintiffs filed a motion for partial summary judgment. On January 16, 2007, the defendants filed a motion to dismiss the Second Amended Complaint. Both motions are presently pending.

Management believes that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position, results of operations or cash flows, although an adverse determination in the Eurex litigation could be material to our results of operations or cash flows in any particular period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principle market on which our Class A common stock is traded is the New York Stock Exchange, (“NYSE”) under the symbol ‘‘BOT’’ since October 19, 2005. Prior to that time, there was no public market for our Class A common stock. The following table sets forth the range of high and low sales prices on the NYSE of the Class A common stock for the periods indicated, as reported by the NYSE.

	High	Low
Fiscal Year 2006
First Quarter	$134.00	$85.06
Second Quarter	126.73	85.26
Third Quarter	129.40	109.00
Fourth Quarter	165.27	120.60

Fiscal Year 2005
Fourth Quarter(1)(2)	$134.50	$79.00

(1)	October 19, 2005 through December 31, 2005
(2)	In previous filings we indicated that our low price in the fourth quarter of 2005 was $79.50. That price was based on the low price as reported by the NYSE for activity occurring during NYSE trading hours. We have updated the low price based on the NYSE Composite price to conform to current presentation methodology. The NYSE Composite price includes trading activity that occurs after NYSE trading hours.

Our Class B common stock is neither listed nor publicly traded. As of February 23, 2007, there were approximately 2,500 holders of record of our Class A common stock and one holder of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock. The ultimate decision to pay a dividend remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness, contractual limitations and other considerations our board of directors deems relevant.

Recent Sales of Unregistered Securities

Not applicable.

Share Performance

The following graph compares the total return on our Class A common stock with the Standard & Poor’s 500 stock index and with our peer group, which is comprised of Chicago Mercantile Exchange Holdings Inc., International Securities Exchange, Inc., Deutsche Borse AG and the Nasdaq Stock Market, Inc., for the period from October 19, 2005 (the date of our initial public offering) through December 31, 2006. The figures presented below assume an initial investment of $100 on October 19, 2005 in our Class A common stock and the Standard & Poor’s 500 stock index and the common stock of our peer group, and the reinvestment of all dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our Class A common stock during the fourth quarter of our fiscal year ended December 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

(in thousands, except per share, per contract rate and headcount data)

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002
Income Statement Data:
Total revenues	$621,091	$461,473	$378,344	$379,846	$306,621
Total operating expenses	345,054	330,988	301,267	260,513	244,486

Income from operations	276,037	130,485	77,077	119,333	62,135
Non-operating income (expense)	17,594	2,142	(2,854)	(2,519)	(3,102)
Total incomes taxes	120,363	55,623	32,809	22,511	24,295

Income before equity in loss of unconsolidated subsidiary and minority interest in consolidated subsidiary	173,268	77,004	41,414	94,303	34,738
Equity in loss of unconsolidated subsidiary—net of tax	(1,026)	(461)	(479)	(656)	(427)
Minority interest in (income) loss of subsidiary	—	—	1,050	(62,940)	—

Net income	$172,242	$76,543	$41,985	$30,707	$34,311

Earnings per share:(1)
Basic	$3.26	$1.09	n/a	n/a	n/a
Diluted	$3.26	$1.09	n/a	n/a	n/a

Weighted average diluted shares	52,861	50,055	n/a	n/a	n/a

Balance Sheet Data:
Cash and short-term investments	$491,578	$341,209	$105,427	$142,666	$85,790
Total assets	811,330	685,867	460,416	483,981	354,197
Total liabilities	102,910	144,105	166,825	169,758	135,161
Short-term borrowings	10,716	19,366	20,359	19,665	10,714
Long-term borrowings	—	10,716	31,074	50,045	42,857
Minority interest	—	—	—	62,940	—
Total equity	$708,420	$541,762	$293,591	$251,283	$219,036

Other Data:
Reported trading volume	805,884	674,651	599,994	454,591	343,883
e-cbot trading volume	562,306	438,148	349,608	235,718	129,326
Average daily volume	3,211	2,677	2,372	1,804	1,365
Number of full time employees at end of period(2)	662	673	713	694	657
Shares outstanding at end of period	52,798	52,787	n/a	n/a	n/a
Average rate per contract	$0.597	$0.517	$0.461	$0.631	$0.596
Stock-based compensation	$2,748	$1,774	n/a	n/a	n/a
Depreciation and amortization	$54,798	$54,921	$46,011	$32,869	$37,438
Capital expenditures	$24,124	$40,236	$51,254	$46,062	$22,675
Cash flow from operations	$180,561	$134,052	$102,460	$114,467	$78,902
Operating margin	44%	28%	20%	31%	20%

(1)	Income used in the calculation of earnings per share for 2005 only includes earnings allocated to the period after April 22, 2005, the date we completed our restructuring transactions. Weighted-average number of shares used in the calculation is based on the average number of shares outstanding after April 22, 2005. See Note 7 to the financial statements for more information.

(2)	These numbers do not include employees of our subsidiary that manages our office building located in Chicago.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. Historical results are not necessarily indicative of results for any future period. See “Forward-Looking Statements.”

References in this discussion to “CBOT Holdings,” “the Company” or “we” refer to CBOT Holdings, Inc. and its subsidiaries. References to “the CBOT” relate to the Board of Trade of the City of Chicago, Inc. and its subsidiaries.

Overview

Through our CBOT subsidiary, we operate a marketplace for the trading of interest rate, agriculture, equity index and metal futures contracts, as well as options on futures contracts. We offer side-by-side trading of most of our products across both electronic and open-auction trading platforms with leading technology infrastructure, which we believe provides unique trading opportunities by offering deep liquidity coupled with transparency that affords all market participants the ability to compete openly for outstanding orders.

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

Business Developments

Merger with Chicago Mercantile Exchange Holdings Inc.

On October 17, 2006, CBOT Holdings, the CBOT and the Chicago Mercantile Exchange Holdings Inc. (the “CME”) entered into an Agreement and Plan of Merger (‘‘Agreement”) under which we will merge with and into the CME, with the CME continuing as the surviving company. The CBOT will become a subsidiary of the CME following the merger.

Under the terms of the Agreement, each outstanding share of our Class A common stock (other than shares owned by the CME or its subsidiaries) will be converted into the right to receive 0.3006 shares of Class A common stock of the CME Group (the “Exchange Ratio”) or, at the election of the holder, cash in an amount equal to the Exchange Ratio multiplied by the average closing sales price of the CME Class A common stock on the New York Stock Exchange for the ten consecutive trading days ending on the second full trading day prior to the effective time of the merger rounded to four decimal points (the “Cash Consideration”). The aggregate amount of Cash Consideration paid to our stockholders may not exceed $3.0 billion. In the event our stockholders elect to receive Cash Consideration that would exceed $3.0 billion in the aggregate, the $3.0 billion Cash Consideration will be prorated among our stockholders. All outstanding options to purchase shares of our Class A common stock issued by CBOT Holdings will be converted into options to purchase shares of CME Group Class A common stock, as adjusted for the Exchange Ratio. Under certain circumstances, if the Agreement is terminated, we or CME may be required to pay the other a termination fee of $240.0 million.

The merger is subject to a number of conditions, including, but not limited to, (i) the approval of the Agreement by the stockholders of both us and the CME, (ii) the approval of the repurchase of our Class B common stock; and the approval of an Amended and Restated Certificate of Incorporation of the CBOT by the Series B-1 and Series B-2 members of the CBOT, voting together as a single class in accordance with the terms of the existing Amended and Restated Certificate of Incorporation and Bylaws of the CBOT and (iii) receipt of certain regulatory approvals. Pending all requisite approvals, we expect this merger to be completed by mid-2007.

In connection with the proposed merger the parties have filed relevant materials with the Securities and Exchange Commission (“SEC”), including a joint proxy statement/prospectus regarding the proposed transaction. INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS REGARDING THE PROPOSED TRANSACTION, BECAUSE IT CONTAINS IMPORTANT INFORMATION. Investors are able to obtain a free copy of the joint proxy statement/prospectus, as well as other filings containing information about CBOT Holdings and CME without charge, at the SEC’s website (http://www.sec.gov). Copies of the joint proxy statement/prospectus can also be obtained when available, without charge by directing a request to CBOT Holdings, Inc., Attention: Investor Relations, at 141 West Jackson, Chicago, Illinois 60604 or calling (312) 435-3500.

Restructuring and Initial Public Offering

On April 22, 2005, we completed a series of restructuring transactions that converted the CBOT from a nonstock, not-for-profit company with members, into CBOT Holdings, a stock, for-profit holding company with stockholders and the nonstock, for-profit CBOT subsidiary with members. This type of transaction is sometimes called a demutualization. As a result of the restructuring transactions, members of the CBOT became stockholders of CBOT Holdings and members of the CBOT subsidiary.

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

Operations

We derive a substantial portion of our revenue from exchange fees and clearing fees directly related to the trading in our markets, which accounted for 60% and 17%, respectively, of our total revenue in 2006. In addition, we derive revenue from the sale of market data indirectly related to trading in our markets, which accounted for 16% of our total revenue in 2006. We also own and operate three office buildings in the City of Chicago, which accounted for 4% of our total revenue in 2006.

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

We reached record levels in 2006 for volume, revenue and net income. Our trading volume increased 19% from 2005 setting a fifth consecutive annual trading record. Our revenue in 2006 grew 35% versus 2005, our operating margin improved from 28% to 44% and our net income increased 125%. These results were due in part to the 19% increase in trading volume, a 15% increase in the average exchange and clearing fee rate per contract traded and a 33% increase in market data revenues, coupled with managed operating expense growth of 4%.

Reclassifications have been made to prior period amounts to conform to current period presentation. Specifically, to illustrate better visibility into our operating results we reclassified interest income and interest expense from revenue and operating expense, respectively, to a non-operating income and expense section in the consolidated statements of income. We also believe this presentation conforms more closely to the Securities and Exchange Commission’s Article 5 of Regulation S-X.

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

Derivatives exchanges have experienced increased trading volume in recent years. According to industry sources, total global volume for listed futures and options on futures was 3.9 billion, 4.6 billion and 6.1 billion contracts traded in 2004, 2005 and 2006, respectively, representing year over year growth of 15% during 2005 and 32% during 2006. We have also experienced increases in trading volume over the last several years. Our total volume was 600.0 million, 674.7 million and 805.9 million contracts traded in 2004, 2005 and 2006, respectively, representing annual growth of 12% in 2005 and 19% in 2006. Trading volume levels in 2004, 2005 and 2006 were each consecutive CBOT record highs.

The following chart summarizes trading volume by product category, as well as the portion of total trading volume executed on our electronic trading platform, e-cbot powered by LIFFE Connect®. The table also includes total trading fees, average rate per contract, total volume-based expenses and average volume-based expense per contract (in thousands, except per contract rates):

	2006		2005		2006 vs 2005		2004		2005 vs 2004
Trading Volume	Total	% of Total	Total	% of Total	Change	% Change	Total	% of Total	Change	% Change
Interest Rate	636,000	79%	554,091	82%	81,909	15%	490,039	82%	64,052	13%
Agriculture	128,177	16%	91,872	14%	36,305	40%	85,149	14%	6,723	8%
Equity Index	29,282	4%	27,408	4%	1,874	7%	24,038	4%	3,370	14%
Metals, Energy & Other	12,425	1%	1,280	0%	11,145	871%	768	0%	512	67%

Total	805,884	100%	674,651	100%	131,233	19%	599,994	100%	74,657	12%

e-cbot Volume	562,306	70%	438,148	65%	124,158	28%	349,608	58%	88,540	25%
Trading Fees(1)	$481,247		$349,094		$132,153	38%	$276,437		$72,657	26%
Average Rate per Contract(2)	$0.597		$0.517		$0.080	15%	$0.461		$0.056	12%
Volume-based expenses(3)	$82,690		$70,666		$12,024	17%	$60,934		$9,732	16%
Volume-based expenses per Contract(4)	$0.103		$0.105		$(0.002)	-2%	$0.102		$0.003	3%

(1)	Comprised of total exchange and clearing fee revenue.
(2)	Represents total trading fees divided by total reported trading volume.

(3)	Comprised of clearing services and contracted license fees.
(4)	Represents volume-based expense divided by total reported trading volume.

2006 Volume Growth:

Aggregate trading volume growth in 2006 was largely attributable to growth in trading volume of our interest rate products. Interest rate products represent our largest product group and primarily consist of our U.S. Treasury complex, which includes contracts on 30-year U.S. Treasury bonds, 10-, 5-, and 2-year Treasury notes, as well as 30-Day Federal Funds. Agricultural trading volume exhibited a larger growth rate than that in our interest rate product group, although the total additional agricultural volume represents a smaller proportion of our total product mix. Our metals product group exhibited a strong rate of growth, as we have made significant inroads into the overall US market share of metals, exceeding 50% of the market share of all Gold and Silver products for the fourth quarter of 2006.

Some factors that we believe affected trading volume growth in contracts on U.S. Treasury securities include expanded distribution of direct connections to e-cbot, increased educational programs on our U.S. Treasury complex and volume-driving market maker programs on e-cbot for certain U.S. Treasury contracts. The growth in trading volume in our agriculture products we believe was due in part to growth in the use of commodities as an asset investment category, vagaries in global agricultural production, as well as the third quarter introduction of side-by-side trading of Agricultural futures on e-cbot concurrently with open auction trading of these contracts. Our growth in metals volume we believe was driven among other things by our marketing efforts, volatility in the underlying contracts, and increased liquidity in our marketplace. Our equity index growth we believe was due in part to marketing efforts around those products as well as from liquidity provided by electronic market makers.

While not certain, we expect that the factors that contributed to recent volume growth in contracts on interest rate and equity index contracts will continue to contribute to future volume levels. However, additional factors may arise that could offset future increases in contract trading volume or result in a decline in contract trading volume, such as new or existing competition or other events. Accordingly, you should understand that our historical contract trading volume may not be an indicator of future contract trading volume results.

2005 Volume Growth:

Trading volume growth in 2005 was largely attributable to growth in trading volume of our interest rate products. Agriculture and equity index products also contributed modestly to our 2005 trading volume growth. Some factors that we believe affected annual trading volume growth in contracts on U.S. Treasury securities include expanded distribution of direct connections to e-cbot, increased educational programs on our U.S. Treasury complex and new volume-driving market making programs on e-cbot for certain U.S. Treasury contracts. The growth in trading volume in our agriculture products we believe was largely the result of the drought-like weather experienced in many of the Midwestern states in the spring and summer of 2005. Our equity index growth we believe was due in part to marketing efforts around those products as well as from liquidity provided by electronic market makers.

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

Operating Expenses

Our expenses are generally incurred to support our electronic trading and open-auction platforms, and to a lesser extent, our building operations. We consider some of our expenses to be volume-based, meaning they are primarily based on trading volume levels and will therefore vary directly with trading activity. Others we consider to be baseline expenses, meaning they are generally fixed and independent of trading volume. Volume-based expenses include clearing services and license fees. Baseline expenses include salaries and benefits, depreciation and amortization, information technology, professional services, general and administrative expenses, building operating costs and program expenses. Finally, we incur some expenses that we do not consider to be volume-based or baseline expenses. These expenses include items such as asset impairments, litigation settlements and severance-related charges.

Non-operating income and expense

Our non-operating income and expense is comprised of interest income and interest expense. Interest income fluctuates based upon levels of excess cash and prevailing market interest rates. We invest available cash in short-term U.S. Treasury securities, as well as other highly liquid, short-term investments. Interest expense fluctuates based upon levels of borrowing and has decreased in recent years as debt levels have been paid down.

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

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005

Net Income

Net income for 2006 was $172.2 million, 125% higher than net income for 2005. This growth was primarily the result of a 35% increase in revenues in 2006 combined with minimal operating expense growth of 4%. Non-operating income growth, which relates to interest income and expense, of $15.5 million also contributed to the growth in net income in 2006.

Revenues

Revenues for 2006 increased 35%, or $159.6 million, to $621.1 million compared to 2005. The increase in revenues in 2006 was primarily due to higher trading volumes, which accounted for $67.9 million of the increase, higher average rates per contract, which accounted for $64.2 million of the increase, and price increases for market data in January 2006, which accounted for $24.7 million of the increase.

The following chart provides revenues by source (in thousands):

	Year Ended December 31,
	2006	2005	% Change
Exchange fees	$373,324	$266,957	40%
Clearing fees	107,923	82,137	31%

Trading fees	481,247	349,094	38%
Market data	98,608	73,882	33%
Building	23,139	22,161	4%
Services	16,246	15,296	6%
Other	1,851	1,040	78%

Total revenues	$621,091	$461,473	35%

The following table provides trading fees, which include exchange fees and clearing fees, per reported contract traded at the product and platform levels:

	Year Ended December 31,
	2006	2005	% Change
Interest rate	$0.544	$0.487	12%
Agriculture	$0.780	$0.645	21%
Equity index	$0.761	$0.669	14%
Metals, energy & other	$1.045	$1.359	-23%
Overall rate per contract	$0.597	$0.517	15%
e-cbot	$0.545	$0.427	28%
open-auction	$0.519	$0.491	6%
off-exchange	$2.787	$2.232	25%
Overall rate per contract	$0.597	$0.517	15%

The average rate per contract traded, which is total trading fees divided by total reported trading volume, for 2006 was $0.597, 15% more than the $0.517 average rate per contract traded in 2005. The average rate per contract traded increased in the current year primarily due to exchange fee increases initiated in July and October 2006. Also, the 2006 average rate per contract was positively impacted by increased electronic trading due to our introduction of side-by-side trading of Agricultural futures on August 1, 2006.

Expenses

Operating expenses increased 4% in 2006 compared to 2005. Operating expenses as a percent of total revenues decreased from 72% in 2005, to 56% in 2006, resulting in an operating margin of 44% in 2006 compared to 28% in 2005. Operating expenses in 2006 included $9.7 million of professional expenses related to the pending merger with the CME.

The following chart illustrates operating expenses and income from operations in total and as a percent of total revenues (in thousands):

	Year Ended December 31,
	2006	2005	% Change
Total revenues	$621,091	$461,473	35%
Expenses:
Clearing services	75,409	63,810	18%
Contracted license fees	7,281	6,856	6%

Volume-based expenses	82,690	70,666	17%
Salaries and benefits	75,905	75,150	1%
Depreciation and amortization	54,798	54,921	0%
Professional services (net of merger related)	16,883	20,553	-18%
General and administrative expenses	18,344	21,575	-15%
Building operating costs	24,461	25,700	-5%
Information technology services	49,348	44,599	11%
Programs	11,735	10,515	12%

Baseline expenses	251,474	253,013	-1%
Merger related expenses in professional services	9,676	—
Litigation settlement	—	4,000
Severance and related costs	1,214	3,309

Other expenses	10,890	7,309	49%
Operating expenses	345,054	330,988	4%

Income from operations	$276,037	$130,485	112%

	As a % of Revenues
Volume-based expenses	13%	15%
Baseline expenses	41%	55%
Other expenses	2%	2%

Operating expenses	56%	72%
Operating Margin	44%	28%

Volume-based Expenses

Volume-based expenses increased $12.0 million, or 17%, in 2006 versus 2005. This increase was primarily driven by the 19% growth rate in our trading volume that we experienced in 2006. The growth of volume-based expenses was less than the trading volume growth rate because some of the volume-based fees we incur are calculated on a tiered pricing schedule that has decreasing fees as volume thresholds are crossed. Accordingly, the average volume-based expense per contract decreased to $0.103 per contract in 2006 from $0.105 per contract in 2005.

Baseline Expenses

Baseline expenses decreased $1.5 million, or 1%, in 2006 versus 2005 and fell to 41% of total revenues from 55% of total revenues in 2005. By holding baseline expenses steady, our 35% revenue growth led to a 16 point increase in our operating margin, rising to 44% in 2006, from 28% in 2005. Within baseline expenses, professional services (excluding merger related expenses) decreased $3.7 million in 2006 versus 2005 and general and administrative expenses decreased $3.2 million compared to the prior year. These decreases were offset to a degree by increased information technology services of $4.7 million over the same periods. Also, baseline expenses in 2006 and 2005 included $2.7 million and $1.8 million, respectively, of non-cash, stock-based compensation expense. In 2006, $2.0 million of the stock-based compensation was recorded in salaries and benefits and $0.7 million was recorded in professional services. In 2005, $1.4 million of the stock-based compensation was recorded in salaries and benefits and $0.4 million was recorded in professional services.

The decrease in professional services, excluding merger related expenses, in 2006 was primarily the result of lower utilization of consultants for technology projects, with decreased consultant expense of $4.6 million in 2006. The scope or our technology projects was smaller in 2006 (a migration of e-cbot connections from Sun Solaris technology to Linux Gateway technology and the introduction of side-by-side trading of Agricultural contracts) versus 2005 (a major enhancement to our electronic trading platform and the movement of our associated data centers) which led to the decreased use of consulting resources. The decrease in consulting expense was offset to a degree by higher Sarbanes Oxley related audit and tax expenses of $0.7 million in 2006.

The decrease in general and administrative expenses were related to a policy decision to purchase rather than lease computer technology. Lease expirations that were not renewed for personal computers and computer hardware during 2006 led to decreased lease costs of $3.1 million in 2006 versus 2005.

The increase in information technology services expense was primarily the result of increased maintenance charges for our hardware and software systems on the technology supporting our trading platforms. Such costs increased $3.6 million in 2006 versus 2005. Also, costs associated with connecting additional customers to e-cbot increased $1.0 million in 2006 compared to the prior year.

Other Operating Expenses

In 2006, we incurred approximately $9.7 million of expense related to legal and advisory services in connection with our proposed merger with the CME. In 2005, we recorded accrued severance costs of $3.0 million related to the realignment of technology resources and a related workforce reduction, as well as the departure of our former general counsel. In 2006, the final terms of the departure of our former general counsel were determined and we recorded an additional $1.2 million severance charge. Also, in 2005 a litigation settlement expense of $4.0 million was recognized representing the payments made to plaintiffs’ lawyers in an agreement made to settle the lawsuit brought by certain Associate, GIM, IDEM and COM members of the CBOT relating to the proposed allocation of equity in the restructuring of the CBOT.

Non-operating Income and Expenses

Non-operating income increased $15.5 million in 2006 versus 2005. Interest income increased $14.0 million due to higher levels of invested cash as well as raising interest rates. Invested cash balances were higher due to the reinvestment of earnings from operations as well as cash proceeds from the initial public offering of our stock in October 2005. Interest expense decreased $1.5 million in 2006 due to lower debt levels.

The following chart illustrates non-operating income and expenses (in thousands):

	Year Ended December 31,
	2006	2005	% Change
Non-operating income and expenses
Interest income	$19,107	$5,100	275%
Interest expense	(1,513)	(2,958)	-49%

Non-operating income	$17,594	$2,142	721%

Income Taxes

The effective income tax rate for 2006 and 2005 was 41% and 42%, respectively, which is higher than our 40% combined federal and state statutory tax rate. The effective tax rates were higher than our statutory rate in 2006 and 2005 primarily because of expenses that are not deductible for tax purposes. Such expenses included the $9.7 million of merger related expenses in 2006, the $4.0 million litigation settlement expense in 2005, as well as approximately $2.4 million of the costs related to our restructuring process in 2005 that were also not deductible for tax purposes.

Year ended December 31, 2005 compared to year ended December 31, 2004

Net Income

Net income for 2005 was $76.5 million, 82% higher than net income for 2004. This growth was primarily a result of a 22% increase in revenues in 2005 and baseline expenses growing at a slower rate of 7% during the year. Non-operating income also provided a $5.0 million benefit to net income in 2005 versus the prior year.

Revenues

Revenues for 2005 increased 22%, or $83.1 million, to $461.5 million compared to 2004. The increase in revenues in 2005 was primarily due to increases in exchange fee rates in January and October 2005, which accounted for $38.3 million of the increase, higher trading volumes, which accounted for $34.4 million of the increase, and price increases for market data in January 2005, which accounted for $8.1 million of the increase.

During 2005, we experienced refund requests that were less than historical rates and we lowered our exchange fee rebate accrual in the fourth quarter of 2005. As a result, during the first three quarters of 2005 we accrued approximately $2.0 million for potential refund requests, whereas in the fourth quarter we reduced the accrual by about $1.1 million.

The following chart provides revenues by source (in thousands):

	Year Ended December 31,
	2005	2004	% Change
Exchange fees	$266,957	$202,881	32%
Clearing fees	82,137	73,556	12%

Trading fees	349,094	276,437	26%
Market data	73,882	64,234	15%
Building	22,161	22,428	-1%
Services	15,296	13,720	11%
Other	1,040	1,525	-32%

Total revenues	$461,473	$378,344	22%

The following table provides trading fees, which include exchange fees and clearing fees, per reported contract traded at the product and platform levels:

	Year Ended December 31,
	2005	2004	% Change
Interest rate	$0.487	$0.422	15%
Agriculture	$0.645	$0.661	-2%
Equity index	$0.669	$0.551	21%
Metals, energy & other	$1.359	$0.775	75%
Overall rate per contract	$0.517	$0.461	12%
e-cbot	$0.427	$0.344	24%
open-auction	$0.491	$0.494	-1%
off-exchange	$2.232	$1.733	29%
Overall rate per contract	$0.517	$0.461	12%

The average rate per contract traded, which is total trading fees divided by total reported trading volume, for 2005 was $0.517, 12% more than the $0.461 average rate per contract traded in 2004. The average rate per contract traded increased in 2005 primarily due to exchange fee increases initiated in January 2005 and October 2005 for certain trades on e-cbot (mainly for U.S. Treasury products traded on e-cbot).

Expenses

Operating expenses increased 10% in 2005 compared to 2004. Operating expenses as a percent of total revenues decreased from 80% in 2004, to 72% in 2005, resulting in an operating margin of 28% in 2005 compared to 20% in 2004. Our operating margin increased in 2005 because our 2005 revenue growth drivers only marginally increased expenses. The increase in trading volume led to a 16% increase in our volume-based expenses. The increase in exchange fees and market data fees had no direct effect on operating expenses.

The following chart illustrates operating expenses and income from operations in total and as a percent of total revenues (in thousands):

	Year Ended December 31,
	2005	2004	% Change
Total revenues	$461,473	$378,344	22%
Expenses:
Clearing services	63,810	54,755	17%
Contracted license fees	6,856	6,179	11%

Volume-based expenses	70,666	60,934	16%
Salaries and benefits	75,150	70,046	7%
Depreciation and amortization	54,921	46,011	19%
Professional services	20,553	27,910	-26%
General and administrative expenses	21,575	20,302	6%
Building operating costs	25,700	24,315	6%
Information technology services	44,599	36,953	21%
Programs	10,515	10,724	-2%

Baseline expenses	253,013	236,261	7%
Litigation	4,000	3,500
Severance and related costs	3,309	572

Other expenses	7,309	4,072	79%
Operating expenses	330,988	301,267	10%

Income from operations	$130,485	$77,077	69%

	As a % of Revenues
Volume-based expenses	15%	16%
Baseline expenses	55%	63%
Other expenses	2%	1%

Operating expenses	72%	80%
Operating Margin	28%	20%

Volume-based Expenses

Volume-based expenses increased $9.7 million, or 16%, in 2005 versus 2004. Since these expenses are tied to our trading volume, we expect increases in volume-based expenses during periods of trading volume growth such as the 12% growth rate experienced in 2005. The average volume-based expense per contract was $0.105 and $0.102 per contract in 2005 and 2004, respectively.

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

Baseline Expenses

Baseline expenses increased $16.8 million, or 7%, in 2005 versus 2004. In 2005, these expenses decreased to 55% of total revenues from 63% of total revenues in 2004. By managing the increases in baseline expenses, our revenue growth led to an 8 point gain in our operating margin which rose to 28% in 2005, from 20% in 2004. Within baseline expenses, depreciation and amortization increased $8.9 million in 2005 versus 2004 and expenses related to information technology services increased $7.6 million over the same period. These increases were offset to a degree by decreased professional services of $7.4 million in 2005 versus the prior year. Also, baseline expenses in 2005 included $1.8 million of non-cash, stock-based compensation expense related to stock awards made upon the completion of our initial public offering, of which $1.4 million was recorded in salaries and benefits and $0.4 million was recorded in professional services.

The increase in depreciation and amortization charges was primarily the result of assets placed into service during 2005 and at the end of 2004. Specifically, additional depreciation of approximately $6.5 million was recorded on software and equipment for various technological enhancements to the electronic and open-auction trading platforms. Various building improvements and projects finished during 2005 led to about $0.5 million of additional depreciation.

The increase in information technology services expense was primarily the result of $4.2 million of increased maintenance charges for our hardware and software systems on the technology supporting our trading platforms. Also, costs associated with connections to our electronic trading system increased $3.0 million as we continued to add more customers to our electronic trading platform.

The decrease in professional services expense was primarily due to a decrease of $8.5 million in costs for consultants and programmers primarily used for modifications to our various trading technologies. Consultant expenses were higher in 2004 as we chose to supplement our staffing levels to coordinate and implement all of our technology projects in a timely fashion with minimal additions to staff. We continuously monitor our staffing needs and strive to utilize an appropriate level of both employee and consulting staff based on anticipated operational and developmental needs. At the end of 2005, we announced a realignment of our technology resources and a related workforce reduction, which affected approximately 40 people, or about 5% of our total workforce.

Other Operating Expenses

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

Non-operating Income and Expenses

Non-operating income increased $5.0 million in 2005 versus 2004. Interest income increased $3.3 million due to the investment of cash proceeds from the initial public offering of our stock in October 2005. Interest expense decreased $1.7 million in 2005 due to lower debt levels.

The following chart illustrates non-operating income and expenses (in thousands):

	Year Ended December 31,
	2005	2004	% Change
Non-operating income and expenses
Interest income	$5,100	$1,849	176%
Interest expense	(2,958)	(4,703)	-37%

Non-operating income (expense)	$2,142	$(2,854)	n/m

Income Taxes

The effective income tax rate for 2005 and 2004 was 42% and 44%, respectively, which is higher than our 40% combined federal and state statutory tax rate. The effective tax rate was higher than our statutory rate in 2005 because of the $4.0 million litigation settlement expense which was not deductible for tax purposes, as well as approximately $2.4 million of costs related to our restructuring process that were also not deductible for tax purposes. In 2004, the $3.5 million litigation settlement expense and restructuring costs of approximately $4.1 million caused our effective tax rate to exceed our statutory rate.

Liquidity and Capital Resources

Our operations are the major source of our liquidity. Cash requirements principally consist of operating expenses, capital expenditures for technology enhancements and scheduled debt repayments.

At December 31, 2006, cash and cash equivalents were $179.2 million versus $101.3 million at December 31, 2005. When combined with short-term investments, which are comprised of U.S. Treasury securities with maturities between 91 days and one year, these current assets totaled $491.6 million at December 31, 2006, a $150.4 million increase from $341.2 million at December 31, 2005. The increase in 2006 was primarily the result of $180.6 million of cash from operations, partially offset by $24.1 million of capital expenditures and $19.4 million of debt repayments.

Working capital at December 31, 2006 increased $177.5 million from the previous year-end to a balance of $484.2 million. The increase in working capital was primarily a result of the increase in cash, cash equivalents and short-term investments, as described above, as well as an increase in accounts receivable of $24.1 million related to higher revenues in the fourth quarter of 2006 compared with the fourth quarter of 2005.

Property and equipment, net of accumulated depreciation, was $224.3 million, a $30.5 million decrease from December 31, 2005. The decrease in property and equipment reflects recorded depreciation of $54.5 million offset by capital acquisitions of $24.1 million.

We anticipate that current cash balances and future funds generated through operations will be sufficient to meet cash requirements for operations, capital expenditures and scheduled debt repayments, currently and for the foreseeable future. If we were to experience a significant reduction in our cash flows from operations, we believe we currently have a variety of options for raising capital for short-term cash needs, such as reducing our short-term investments or making private or public offerings of our securities.

Net Cash Flows From Operating Activities

Net cash provided by operating activities totaled $180.6 million, $134.1 million and $102.5 million for 2006, 2005 and 2004, respectively. Cash provided by operations in 2006 primarily consisted of $172.2 million of net income adjusted for non-cash items including $54.8 million of depreciation and amortization and $6.3 million of deferred tax benefit, as well as by a $24.1 million increase in accounts receivable, a $9.3 million decrease in accounts payable and a $5.0 million decrease in deferred revenues. Cash provided by operations in 2005 primarily consisted of $76.5 million of net income adjusted for non-cash items such as $54.9 million of depreciation and amortization. Cash provided by operations in 2004 primarily consisted of $42.0 million of net income adjusted for non-cash items such as $46.0 million of depreciation, $8.9 million of deferred income taxes and $1.1 million of minority interest in the loss of a consolidated subsidiary.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities totaled $83.4 million, $273.6 million and $73.2 million in 2006, 2005 and 2004, respectively. Cash used for investing in 2006 primarily consisted of $71.2 million of purchases of short-term investments (net of maturities) as well as capital expenditures of $24.1 million. Cash used for investing in 2005 primarily consisted of $223.8 million of net purchases of short-term investments as well as capital expenditures of $40.2 million. Cash used for investing in 2004 primarily consisted of $14.8 million of purchases of short-term investments as well as $51.3 million of capital expenditures.

Capital Expenditures

Capital expenditures in 2006 related primarily to $11.7 million of real estate projects for building renovations and tenant space improvements. The balance of capital expenditures in 2006 related primarily to the technology supporting our trading platforms. The major technology projects included $3.6 million to migrate customer connections to the e-cbot platform from Sun Solaris technology to Linux Gateway technology and $1.1 million to support the side-by-side trading of Agriculture futures on e-cbot and in the open auction arena during daytime trading hours.

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

Net Cash Flows From /Used in Financing Activities

Net cash used in financing activities totaled $19.3 million in 2006 and $83.1 million in 2004, while net cash from financing activities totaled $150.3 million in 2005.

Financing activities in 2006 primarily related to repayment of debt. Scheduled payments of $10.7 million were made on our senior notes and $8.6 million of final payments were made under a financing agreement related to e-cbot. A final payment of $10.7 million is due in the first quarter of 2007 which will satisfy all of our debt obligations.

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

Financing activities in 2004 included $61.9 million of liquidation payments to the limited partners of Ceres. Ceres, which formerly conducted the electronic trading activities of the CBOT, was dissolved on December 31, 2003 and was liquidated in 2004 with its assets distributed to its partners in accordance with the terms of the Ceres Trading Limited Partnership agreement. The remaining 2004 financing activities primarily related to repayments of long-term debt.

Contractual Obligations

The following table aggregates contractual commitments and obligations that affect our financial condition and liquidity position as of December 31, 2006 (in thousands):

	Payments due by period
Contractual Obligations	Total	2007	2008 to 2009	2010 to 2011	2012 and beyond
Long-term debt obligations	$10,716	$10,716	$—	$—	$—
Interest on long-term debt	365	365
Operating lease obligations	2,805	2,345	317	143
Purchase obligations(1)	80,606	41,725	38,881
Other long-term liabilities reflected on the Balance Sheet under GAAP(2)	2,000	2,000

Total	$96,492	$57,151	$39,198	$143	$—

(1)	Purchase obligations include scheduled payments to AEMS in connection with the operation of e-cbot, as well as minimum required payments to the CME in connection with the CME/CBOT Common Clearing Link and to Dow Jones in connection with a license agreement.
(2)	Other long-term liabilities relate to payments due from a settlement agreement in a patent rights lawsuit entered in 2002 and exclude approximately $22.6 million related to deferred tax liabilities and post-employment benefit plans due to the uncertainty of the timing of eventual payments.

AEMS Agreement

We have a managed services agreement with AEMS pursuant to which AEMS provides the CBOT services related to the operation and support of the e-cbot system. The agreement expires on December 31, 2008. The minimum payments due under this agreement are $21.7 million and $20.9 million in 2007 and 2008, respectively.

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

Stock-based Compensation

Effective October 1, 2005, we elected to adopt Statement of Financial Accounting Standard (“SFAS”) No. 123R. Under the provisions of SFAS 123R, we record the fair value of stock awards as compensation expense over the relevant service periods. Determining the fair value of stock awards requires us to make assumptions on the grant date that apply to the life of the awards related to, among other things, the expected volatility of our stock, the expected term of the awards, the risk free interest rate and the dividend yield. Due to the lack of historical activity in the trading of our stock, expected volatilities and terms are based on the historical volatility of the stock of peer companies that we consider to be engaged in a business similar to the CBOT. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. CBOT Holdings has not paid any dividends to date, so the expected dividend yield was set to zero.

Real Estate Taxes

We own three buildings in the downtown Chicago area. Real estate taxes are assessed on these buildings based upon the market value as determined by the taxing agency. Real estate taxes are received and payable in the year following the assessment year. Therefore, we must estimate the real estate tax liability for a year before the actual assessment has been determined. We use historical increases in tax rates to determine the appropriate real estate tax liability to record. The impact of a one-percentage point increase or decrease in the estimated tax rate would increase or decrease our real estate tax liability by approximately $0.1 million, respectively.

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

Pension and Post-retirement Benefits

We offer pension benefits and post-retirement health care benefits to many of our employees. We engage outside actuaries to calculate our obligations and costs under these programs. With the assistance of outside actuaries, we must develop long-term assumptions, the most significant of which are the health care cost trend rate, discount rate and the expected return on plan assets which for 2006, we estimated to be 9.0%, 6.0% and 8.5%, respectively. A difference between the assumed rates and the actual rates, which will not be known for decades, can be significant in relation to the obligations and the annual cost recorded for these programs. Note 10 to the consolidated financial statements describes the impact of a one-percentage point change in the health care cost trend rate; however, there can be no certainty that a change would be limited to only one percentage point.

Recent Accounting Pronouncements

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in accounting practices used in regards to uncertain tax positions by prescribing a recognition threshold and measurement criteria for benefits related to income taxes. The provisions of FIN 48 are effective for all reporting periods beginning after December 15, 2006. The impact of the adoption of FIN 48 on our financial position or results of operations is still being evaluated.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements. Instead, it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. It is not anticipated that the adoption of SFAS No. 157 will have a significant impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) , which requires the overfunded or underfunded status of a defined benefit postretirement plan to be recognized in the statement of financial position and changes in that funded status to be recognized in the year of change in comprehensive income. SFAS No. 158 also requires that plan assets and obligations be measured at year-end and requires certain disclosures. We were required to recognize the funded status of defined benefit postretirement plans and to make required disclosures as of our fiscal year ending December 31, 2006. The requirement to measure plan assets and obligations at year-end is effective for our fiscal years ending December 31, 2008. Upon adopting SFAS No. 158, we recorded a $14.2 million liability related to the actuarially computed underfunded status of postretirement plans, of which $8.5 million was recorded in other comprehensive income as a reduction to stockholders’ equity and $5.7 million was recorded as a deferred income tax asset.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits measurement of financial instruments and other certain items at fair value. SFAS No. 159 does not require any new fair value measurements. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that SFAS No. 157 is concurrently adopted. It is not anticipated that the adoption of SFAS No. 159 will have a significant impact on our financial position or results of operations.

Off Balance Sheet Arrangements

As of December 31, 2006, we did not have any significant off-balance sheet arrangements as defined in the SEC’s rules and regulations.

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

We currently utilize foreign currency forward contracts that we identified as fair value hedges. These are intended to offset the effect of exchange rate fluctuations on firm commitments for purchases of fixed annual and quarterly services denominated in pounds sterling. These contracts had notional amounts approximating $33.9 million (19.9 million pounds sterling) at December 31, 2006. The fair value of these contracts, which was $4.8 million at December 31, 2006, is recorded in accounts receivable. Gains and losses on these hedge instruments, as well as the gains and losses on the underlying hedged item, offset each other and were therefore zero in 2006. There were no gains or losses recorded on these fair value hedges related to hedge ineffectiveness.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplemental data are set forth immediately following the signature page on pages F-1 through F-35.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms.

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system has been designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Our management based this assessment on criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluating the design of the Company’s internal control over financial reporting and testing the operational effectiveness of the Company’s internal control over financial reporting. The results of its assessment were reviewed with our Audit Committee of the Board of Directors.

Based on this assessment, our management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm audited this assessment of the Company’s internal control over financial reporting and , based on that audit, issued their report that follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

CBOT Holdings, Inc.

Chicago, Illinois

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CBOT Holdings, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 27, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective December 31, 2006.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 27, 2007

Changes in Internal Controls over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information relating to our executive officers is included in Part 1 of Item 1 of this Annual Report on Form 10-K. Information relating to our directors, including our audit committee and audit committee financial expert and compliance with Section 16 of the Exchange Act, will be in the definitive Proxy Statement of CBOT Holdings for its 2007 Annual Meeting of Stockholders to be held on May 1, 2007, which will be filed within 120 days of the end of our fiscal year ended December 31, 2006 (the 2007 Proxy Statement) and is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. This code of ethics and our corporate governance guidelines are posted on our website at http://www.cbot.com. We intend to satisfy disclosure requirements regarding amendments to or waivers from our code of ethics by posting such information on this website. The charters of the audit, compensation and nominating committees of our board of directors are available on our website as well. This information is also available in print free of charge to any person who requests it.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this Item is set forth in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is set forth in our 2007 Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is set forth in our 2007 Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is set forth in our 2007 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Supplemental Data

Financial statements and supplemental data are set forth immediately following the signature page on pages F-1 through F-35.

Exhibits

Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2007.

CBOT HOLDINGS, INC.

/S/ BERNARD W. DAN
Bernard W. Dan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 1st day of March, 2007.

Signature	Title

/S/ BERNARD W. DAN	President and Chief Executive Officer and Director (Principal Executive Officer)
Bernard W. Dan

/S/ GLEN M. JOHNSON	Chief Financial Officer (Principal Financial Officer)
Glen M. Johnson

/S/ JILL A. HARLEY	Chief Accounting Officer (Principal Accounting Officer)
Jill A. Harley

/S/ CHARLES P. CAREY	Chairman of the Board
Charles P. Carey

/S/ ROBERT F. CORVINO	Vice Chairman of the Board
Robert F. Corvino

/S/ JOHN E. CALLAHAN	Director
John E. Callahan

/S/ JAMES E. CASHMAN	Director
James E. Cashman

/S/ MARK E. CERMAK	Director
Mark E. Cermak

/S/ JACKIE CLEGG	Director
Jackie Clegg

/S/ BRENT M. COAN	Director
Brent M. Coan

/S/ JAMES A. DONALDSON	Director
James A. Donaldson

Signature	Title

/S/ LARRY G. GERDES	Director
Larry G. Gerdes

/S/ JAMES P. MCMILLIN	Director
James P. McMillin

/S/ C.C. ODOM, II	Director
C.C. Odom, II

/S/ JOHN L. PIETRZAK	Director
John L. Pietrzak

/S/ CHRISTOPHER STEWART	Director
Christopher Stewart

/S/ CHARLES M. WOLIN	Director
Charles M. Wolin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CBOT Holdings, Inc.

Chicago, Illinois

We have audited the accompanying consolidated statements of financial condition of CBOT Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, members’/stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CBOT Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 27, 2007

CBOT HOLDINGS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2006 AND 2005

(in thousands)

	12/31/06	12/31/05
ASSETS
Current assets:
Cash and cash equivalents:
Unrestricted	$177,664	$99,575
Held under deposit and membership transfers	1,503	1,746

Total cash and cash equivalents	179,167	101,321
Restricted cash	975	14,031
Short term investments	312,411	239,888
Accounts receivable—net of allowance of $466 and $4,603 in 2006 and 2005, respectively	62,451	33,671
Deferred income taxes	—	1,962
Prepaid expenses	9,492	18,410

Total current assets	564,496	409,283
Property and equipment:
Land	34,234	34,234
Buildings and equipment	343,271	333,014
Furnishings and fixtures	184,913	198,083
Computer software and systems	93,942	93,636
Construction in progress	1,906	5,577

Total property and equipment	658,266	664,544
Less accumulated depreciation and amortization	433,989	409,789

Property and equipment—net	224,277	254,755
Other assets—net	22,557	21,829

Total assets	$811,330	$685,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,149	$20,455
Accrued clearing services	16,226	11,286
Accrued real estate taxes	7,473	7,730
Accrued payroll costs	9,859	6,351
Accrued exchange fee rebates	675	1,200
Accrued employee termination	624	3,063
Accrued liabilities	11,007	7,395
Funds held for deposit and membership transfers	1,562	14,821
Current portion of long-term debt	10,716	19,366
Income tax payable	10,428	5,751
Other current liabilities	562	5,183

Total current liabilities	80,281	102,601
Long-term liabilities:
Deferred income tax liabilities	2,984	17,204
Long-term debt	—	10,716
Other liabilities	19,645	13,584

Total long-term liabilities	22,629	41,504

Total liabilities	102,910	144,105
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.001 par value, 200,000 shares authorized, 52,798 shares issued and outstanding	53	53
Additional paid-in capital	489,817	486,990
Retained earnings	226,961	54,719
Accumulated other comprehensive loss	(8,411)	—

Total stockholders’ equity	708,420	541,762

Total liabilities and stockholders’ equity	$811,330	$685,867

See notes to consolidated financial statements.

CBOT HOLDINGS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(in thousands. except per share data)

	2006	2005	2004
Revenues:
Exchange fees	$373,324	$266,957	$202,881
Clearing fees	107,923	82,137	73,556
Market data	98,608	73,882	64,234
Building	23,139	22,161	22,428
Services	16,246	15,296	13,720
Other	1,851	1,040	1,525

Total revenues	621,091	461,473	378,344

Expenses:
Clearing services	75,409	63,810	54,755
Contracted license fees	7,281	6,856	6,179
Salaries and benefits	75,905	75,150	70,046
Depreciation and amortization	54,798	54,921	46,011
Professional services	26,559	20,553	27,910
General and administrative expenses	18,344	21,575	20,302
Building operating costs	24,461	25,700	24,315
Information technology services	49,348	44,599	36,953
Programs	11,735	10,515	10,724
Litigation settlement	—	4,000	3,500
Severance and related costs	1,214	3,309	572

Operating expenses	345,054	330,988	301,267

Income from operations	276,037	130,485	77,077

Non-operating Income and Expense
Interest income	19,107	5,100	1,849
Interest expense	(1,513)	(2,958)	(4,703)

Non-operating income (expense)	17,594	2,142	(2,854)

Income before income taxes	293,631	132,627	74,223

Income taxes
Current	126,679	66,646	23,935
Deferred	(6,316)	(11,023)	8,874

Total income taxes	120,363	55,623	32,809

Income before equity in unconsolidated subsidiary and minority interest in consolidated subsidiary	173,268	77,004	41,414

Equity in loss of unconsolidated subsidiary—net of tax	(1,026)	(461)	(479)
Minority interest in loss of consolidated subsidiary	—	—	1,050

Net income	$172,242	$76,543	$41,985

Earnings per share:
Basic	$3.26	$1.09	n/a
Diluted	$3.26	$1.09	n/a

Weighted average number of common stock shares:
Basic	52,792	50,045	—
Diluted	52,861	50,055	—

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ / STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(in thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Members’ Equity	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Members’/ Stockholders’ Equity
Balance—January 1, 2004			$251,232	$—	$—	$51	$251,283
Comprehensive income:
Net income			41,985				41,985
Unrealized gains and losses on foreign exchange forward contracts—net of tax of $(98)						(83)
Reclass of foreign exchange forward contract net gains and losses—net of tax of $24						32

Total other comprehensive loss						(51)	(51)

Total comprehensive income							41,934
Capital contributions			$374				374

Balance—December 31, 2004	—		293,591	$—	$—	$—	$293,591

Net income			76,543				76,543
Capital contributions			134				134
Allocation of members’ equity and pre-demutualization income			(370,268)	315,549	54,719		—
Issuance of stock to members in demutualization	49,360	$49		(49)			—
Net proceeds from initial public offering	3,419	4		169,494			169,498
Restricted stock grants	8	—		—			—
Stock-based compensation				1,774			1,774
Excess tax benefit of stock compensation				222			222

Balance—December 31, 2005	52,787	$53	$—	$486,990	$54,719	$—	$541,762

Comprehensive income:
Net income					172,242		172,242
Cumulative translation adjustment—net of tax of $85						127

Total other comprehensive income						127	127

Total comprehensive income							172,369
Impact of adoption of FAS 158—net of tax of $(5,638)						(8,538)	(8,538)
Restricted stock grants	11	—					—
Stock-based compensation				2,748			2,748
Excess tax benefit of stock compensation				79			79

Balance—December 31, 2006	52,798	$53	$—	$489,817	$226,961	$(8,411)	$708,420

See notes to consolidated financial statements.

CBOT HOLDINGS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$172,242	$76,543	$41,985
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	54,798	54,921	46,011
Deferred income taxes (benefit)	(6,316)	(11,023)	8,874
Stock-based compensation	2,748	1,774	—
Change in allowance for doubtful accounts	(263)	251	(228)
(Gain) / loss on foreign currency transaction	12	(390)	605
(Gain) / loss on sale or retirement of fixed assets	66	189	155
Minority interest in loss of subsidiary	—	—	(1,050)
Equity in loss of unconsolidated subsidiary	1,710	768	799
Amortization of short term investment discounts	(1,348)	(1,211)	—
Changes in assets and liabilities:
Accounts receivable	(24,057)	(4,715)	3,923
Income tax receivable / payable	4,677	7,308	9,222
Prepaid expenses	2,393	2,132	(10,155)
Other assets	(1,296)	(577)	(563)
Accounts payable	(9,306)	(90)	(8,825)
Accrued clearing services	4,940	(305)	10,768
Accrued real estate taxes	(257)	107	(683)
Accrued payroll costs	3,508	320	903
Accrued exchange fee rebates	(525)	(1,041)	(2,110)
Accrued employee termination	(2,439)	2,660	(2,172)
Accrued liabilities	(1,384)	1,733	(3,270)
Funds held for deposit and membership transfers	(13,259)	559	8,723
Deferred revenue	(5,010)	4,934	117
Other long-term liabilities	(1,073)	(795)	(569)

Net cash flows from operating activities	180,561	134,052	102,460
Cash flows from investing activities:
Acquisition of property and equipment	(24,124)	(40,236)	(51,254)
Purchase of short term investments	(751,207)	(294,997)	(14,836)
Proceeds from short term investments	680,032	71,156	—
Restricted cash	13,056	(6,370)	(7,361)
Proceeds from sale of property and equipment	92	10	720
Investment in joint ventures	(1,284)	(3,204)	(498)

Net cash flows used in investing activities	(83,435)	(273,641)	(73,229)
Cash flows from financing activities:
Repayments of borrowings	(19,359)	(19,535)	(19,790)
Net proceeds from initial public offering	—	169,498	—
Excess tax benefit of stock compensation	79	222	—
Capital contributions from members	—	134	374
Distribution to partners	—	—	(61,890)

Net cash flows from (used in) financing activities	(19,280)	150,319	(81,306)

Net increase (decrease) in cash and cash equivalents	77,846	10,730	(52,075)
Cash and cash equivalents—beginning of period	101,321	90,591	142,666

Cash and cash equivalents—end of period	$179,167	$101,321	$90,591

Cash paid for:
Interest	$1,406	$2,427	$3,742

Income taxes (net of refunds)	$121,239	$59,031	$13,942

Non-cash activity
Impact of adoption of FAS 158	$14,176	$—	$—

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005, and 2004

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation—CBOT Holdings, Inc. is a Delaware stock corporation created in April 2005 to be the holding company for the Board of Trade of the City of Chicago, Inc. and its subsidiaries (the “CBOT”). In October 2005, CBOT Holdings, Inc. completed an initial public offering of shares of ClassA common stock which trade under the ticker symbol “BOT” on the New York Stock Exchange (see note 4). The accompanying consolidated financial statements include the accounts of CBOT Holdings, Inc., and its direct, wholly owned CBOT subsidiary, and its indirect, wholly owned subsidiary, Electronic Chicago Board of Trade, Inc. (“Electronic CBOT”), which held a controlling general partner interest in Ceres Trading Limited Partnership (“Ceres”) (collectively, “CBOT Holdings” or “the Company”). Ceres was dissolved on December 31, 2003 and was liquidated during 2004 (see note 5). CBOT Holdings has a 50% interest in a joint venture called the Joint Asian Derivatives Exchange (“JADE”) and also holds an approximate 5% interest in a joint venture called OneChicago, LLC (“OneChicago”). CBOT Holdings accounts for JADE and OneChicago under the equity method (see note 2—Equity Method Investments). All significant intercompany balances and transactions have been eliminated in consolidation.

Business—The primary business of CBOT Holdings is the operation through its wholly owned CBOT subsidiary of a marketplace for the trading of interest rate, agricultural, equity index and metals, energy and other futures contracts, as well as options on futures contracts. The CBOT offers side-by-side trading of most of its products across both electronic trading and open-auction platforms. The CBOT’s market participants include many of the world’s largest banks, investment firms and commodities producers and users. Other market users include financial institutions, such as public and private pension funds, mutual funds, hedge funds and other managed funds, insurance companies, corporations, commercial banks, professional independent traders and retail customers.

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

On October 17, 2006, CBOT Holdings, the CBOT and the Chicago Mercantile Exchange Holdings Inc. (the “CME”) entered into an Agreement and Plan of Merger (the “Agreement”) under which the Company will merge with and into the CME, with the CME continuing as the surviving company. The CBOT will become a subsidiary of the CME following the merger. The merger is subject to a number of conditions, including, but not limited to, (i) the approval of the Agreement by the stockholders of both CBOT Holdings and the CME, (ii) the approval of the repurchase of CBOT Holdings’ Class B common stock; and the approval of an Amended and Restated Certificate of Incorporation of the CBOT by the Series B-1 and Series B-2 members of the CBOT, voting together as a single class in accordance with the terms of the existing Amended and Restated Certificate of Incorporation and Bylaws of the CBOT and (iii) receipt of certain regulatory approvals. Pending all requisite approvals, this merger is expected to be completed by mid-2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affected the reported amounts in the financial statements, such as estimates for

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock-based compensation, bad debts, exchange fee rebates, real estate taxes and assumptions used for the calculation of pension and other postretirement benefit plan costs. Actual amounts could differ from such estimates.

Prior Year Reclassifications—Certain reclassifications have been made to prior period amounts to conform to current period presentation. The income statement line items titled “Interest income” and “Interest expense” have been reclassified from revenue and operating expense, respectively, to a non-operating income and expense section in the consolidated statements of income. The presentation of these items has been changed to more closely conform to the Securities and Exchange Commission’s Article 5 of Regulation S-X.

Revenue Recognition—The largest source of CBOT Holdings’ operating revenues is exchange fees, which are assessed on trades made through the CBOT. These fees are recognized as revenue in the same period that the trades are matched and cleared. Exchange fee revenue is a function of three variables: (1) exchange fee rates, determined primarily by contract type, trading venue and membership/customer status, (2) trading volume and (3) transaction mix. Clearing firms designate the membership/customer status for each trade submitted to the CBOT, which determines the exchange fee rate applied to the trade. If clearing firms subsequently identify errors in the designations of the membership/customer status, they may request a rebate for the incorrectly charged exchange fee rate. Previously, clearing firms could submit requests for rebates relating to trading activity during the previous six months. Effective April 1, 2006, the time frame that a clearing firm can request a rebate from previous trading activity was reduced to two months. CBOT Holdings provides an accrual for exchange fee rebates based on pending rebate requests and our historical pattern of rebates processed, and records the liability as a reduction of exchange fee revenue. During 2005, CBOT Holdings experienced refund requests that were less than historical rates and lowered its exchange fee rebate accrual by $1.1 million in the fourth quarter of 2005. During 2006, CBOT Holdings continued to experience refund requests at lower rates compared to prior years. CBOT Holdings regularly analyzes the historical rebate trend and makes adjustments to recorded reserves as appropriate.

The following provides a reconciliation of the accrual for exchange fee rebates as of and for the years ended December 31 (in thousands):

	2006	2005	2004
Accrual for exchange fee rebates—beginning of year	$1,200	$2,241	$4,351
Provision	406	880	3,683
Payments	(931)	(1,921)	(5,793)

Accrual for exchange fee rebates—end of year	$675	$1,200	$2,241

The CBOT uses the Chicago Mercantile Exchange (“CME”) as an external clearing house to guarantee, clear and settle every contract traded. The CBOT receives clearing fees in respect to each side of a trade made in the open auction and electronic trading venues that is cleared by the CME. These fees are recognized as revenue in the same period that the trades are matched and cleared. No clearing fees were received under the arrangement for clearing services provided by the former clearing house provider. The CBOT selected the CME to provide these clearing services through the CME/CBOT Common Clearing Link. The CBOT had discretion in selecting the CME from alternative service providers. The CBOT is the primary obligor in the arrangement, has sole latitude in establishing prices charged to CBOT customers, determines the service specifications and bears the credit risk. As a result, the CBOT accounts for clearing fee revenue and clearing services expense on a gross basis in accordance with Financial Accounting Standards Board Emerging Issue Task Force 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

The CBOT provides to market data vendors real time and delayed market data regarding the prices of the futures and options on futures contracts traded through the CBOT. Fees for market data, based on the number of

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subscribers, are remitted to the CBOT by market data vendors. CBOT Holdings recognizes revenue for market data based on quotation services provided to market data vendors at the time services are rendered.

Revenues from the rental of office space are recognized over the life of the lease term, utilizing the straight-line method as required by Statement of Financial Accounting Standards (“SFAS”) No. 13 Accounting for Leases. Under this method, revenue is recorded evenly over the entire term of occupancy for leases with scheduled rent increases or rent abatements. As a result, CBOT Holdings had recognized revenue before it was due under the terms of such leases in the amounts of $3.5 million and $2.9 million as of December 31, 2006 and December 31, 2005, respectively.

Service revenues consist primarily of telecommunication charges, badge fees, booth space rentals, membership application and registration fees and one-time charges to customers for establishing connections between them and the CBOT’s electronic trading platform, e-cbot. Service revenues are recognized when the services are provided.

Other revenue relates primarily to fines levied on members and members’ firms for rule infractions, as determined by the CBOT’s regulatory committees and board of directors, as well as membership processing fees and visitor center sales.

Stock-based Compensation—Effective October 1, 2005, CBOT Holdings elected to adopt SFAS No. 123R Share-Based Payment. Under the provisions of SFAS 123R, CBOT Holdings records the fair value of stock awards as compensation expense over the relevant service periods.

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

	2006	2005
Escrow for funds held for membership transfers	$62	$13,118
Forward contract collateral	913	913

Total	$975	$14,031

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

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments in current assets. Held-to-maturity debt securities classified as short-term investments at December 31 consisted of the following (in thousands):

	2006	2005
Held-to-maturity securities—less than one year maturity:
Amortized cost	$312,411	$239,888
Gross unrealized holding gains	291	167

Market value	$312,702	$240,055

Accounts Receivable—CBOT Holdings estimates an allowance for doubtful accounts based upon factors related to the credit risk of specific customers. Prior to 2006, CBOT Holdings had been carrying a receivable from a company who had declared bankruptcy, the balance of which was fully reserved for in the allowance for doubtful accounts. During 2006, a final determination was made by the bankruptcy court as to the amount CBOT Holdings would receive and an uncollectible receivable was written off against the allowance in the amount of $3.9 million. The following provides a reconciliation of the allowance for doubtful accounts as of, and for the years ended, December 31 (in thousands):

	2006	2005	2004
Allowance for doubtful accounts—beginning of year	$4,603	$4,352	$4,580
Provision	100	383	212
Charge-offs, net of recoveries	(4,237)	(132)	(440)

Allowance for doubtful accounts—end of year	$466	$4,603	$4,352

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

Depreciation and amortization expense related to the above assets was $54.5 million, $54.5 million and $45.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Other Assets—Other assets consist of deferred rental brokerage and intangible assets (presented net of accumulated amortization), cash surrender values of executive life insurance policies, equity investments and long-term prepaid assets consisting of interest, license fees and service contracts. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. Amortization expense related to these assets was $0.3 million, $0.5 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Accumulated amortization was $19.4 million and $19.1 million at December 31, 2006 and 2005, respectively. The cash surrender values of executive life insurance policies are marked to their fair value. Equity investments are recorded at their initial capital contributions and increased or reduced by the proportionate shares of the entities’ accumulated net income or loss. Long-term prepaid assets are expensed using the straight-line method over the duration that the payment relates. The

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CBOT has a software license agreement with Atos Euronext Market Solutions (“AEMS”) for use of the LIFFE CONNECT® system software. The license fee was prepaid in the amount of 5.0 million pounds sterling ($8.2 million) and is being amortized over the initial term of the license which is from October 2003 through 2008.

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

The CBOT is a minority interest holder in the joint venture OneChicago that was created in conjunction with the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CME. OneChicago is a for-profit company whose business is to facilitate the electronic trading of single-stock futures. Under the provisions of FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, an Interpretation of ARB 51 (as Revised December 2003), OneChicago is a variable interest entity and the CBOT holds variable interests in OneChicago. The CBOT is not the primary beneficiary of OneChicago and therefore does not consolidate this variable interest entity as would be required under FIN 46R. CBOT Holdings has made $3.5 million in capital contributions to OneChicago. The investment in OneChicago has a carrying value of zero as the losses recognized exceed the total amount invested. While not obligated to make further capital contributions to OneChicago, CBOT Holdings may elect to participate in additional capital requests to maintain its relative ownership in OneChicago.

In December 2005, CBOT Holdings formed a 50/50 joint venture with the Singapore Exchange (“SGX”). The joint venture established a commodities derivatives market known as the Joint Asian Derivatives Exchange (“JADE”). CBOT Holdings contributed $3.0 million to fund the start-up of JADE, which commenced operations at the end of the third quarter of 2006. CBOT Holdings has no future capital obligations related to JADE and it treats JADE as an equity method investment.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Program Costs—Program costs include costs incurred for producing and communicating advertising and other marketing activities. These costs are expensed when incurred.

Comprehensive Income—Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. Accumulated other comprehensive loss was $8.4 million at December 31, 2006 and zero at December 31, 2005.

Derivative Instruments Held For Purposes Other Than Trading—CBOT Holdings has from time to time entered into arrangements related to the provision of its electronic trading software that are denominated in pounds sterling. As a result, CBOT Holdings is exposed to movements in foreign currency exchange rates. The primary purpose of CBOT Holdings’ foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials and services and liabilities created in the normal course of business. CBOT Holdings does not rely on economic hedges to manage risk.

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

Recent Accounting Pronouncements—In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies SFAS No. 143, Accounting for Asset Retirement Obligations, which states that the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. FIN 47 states that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. One of the three buildings owned by CBOT Holdings contains some asbestos containing materials (“ACM”), primarily in pipe wrap, floor tiles, ceiling tiles and mastic. CBOT Holdings has not recognized a conditional asset retirement obligation related to ACM abatement because it is not possible to make a realistic estimate of the fair value of future ACM removal costs because it is not known where ACM exists since it is typically in a concealed location.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in accounting practices used in regards to uncertain tax positions

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by prescribing a recognition threshold and measurement criteria for benefits related to income taxes. The provisions of FIN 48 are effective for all reporting periods beginning after December 15, 2006. The impact of the adoption of FIN 48 on CBOT Holdings’ financial position or results of operations is still being evaluated.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements. Instead, it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. It is not anticipated that the adoption of SFAS No. 157 will have a significant impact on CBOT Holdings’ financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires the overfunded or underfunded status of a defined benefit postretirement plan to be recognized in the statement of financial position and changes in that funded status to be recognized in the year of change in comprehensive income. SFAS No. 158 also requires that plan assets and obligations be measured at year-end and requires certain disclosures. CBOT Holdings was required to recognize the funded status of defined benefit postretirement plans and to make required disclosures as of its fiscal year ending December 31, 2006. The requirement to measure plan assets and obligations at year-end is effective for its fiscal years ending December 31, 2008. Upon adopting SFAS No. 158, CBOT Holdings recorded a $14.2 million liability related to the actuarially computed underfunded status of postretirement plans, of which $8.5 million was recorded in other comprehensive income as a reduction to stockholders’ equity and $5.7 million was recorded as a deferred income tax asset.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits measurement of financial instruments and other certain items at fair value. SFAS No. 159 does not require any new fair value measurements. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that SFAS No. 157 is concurrently adopted. It is not anticipated that the adoption of SFAS No. 159 will have a significant impact on CBOT Holdings’ financial position or results of operations.

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

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 24, 2005, CBOT Holdings completed an initial public offering of its Class A common stock. CBOT Holdings sold 2,940,486 shares of its Class A common stock and certain selling stockholders sold 251,003 shares of Class A common stock held by them. The initial public offering price was $54.00 per share. In addition, CBOT Holdings also sold 478,723 shares of its Class A common stock pursuant to the exercise in full by the underwriters of their over-allotment option. CBOT Holdings did not receive any of the proceeds from the shares of Class A common stock sold by the selling stockholders. Net proceeds, which are the gross proceeds to CBOT Holdings less underwriting discounts and commissions and direct expenses, from the initial public offering, including shares sold pursuant to the over-allotment option, were approximately $169.5 million. The number of shares of Class A common stock outstanding immediately after this offering was 52,806,929 and included a total of 20,000 shares of non-vested restricted common stock granted to its President and Chief Executive Officer (which are not considered outstanding from an accounting point-of-view) and 7,884 shares of vested restricted common stock granted to its directors and a special advisor to its board of directors in connection with its initial public offering. These grants were awarded under the CBOT Holdings’ 2005 Long-Term Equity Incentive Plan.

5.	MINORITY INTEREST IN SUBSIDIARIES

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

CBOT Holdings has a share-based compensation plan described below. The compensation cost recognized in 2006 and 2005 related to the Plan was $2.7 million and $1.8 million, respectively. The total income tax

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefit recognized in the income statement was $1.1 million and $0.7 million in 2006 and 2005, respectively. As of December 31, 2006, there was approximately $6.1 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Plan that has a weighted average remaining life of approximately 3.2 years. Such awards have accelerated vesting provisions upon a change in control.

In 2005, CBOT Holdings adopted a Long-Term Equity Incentive Plan (the “Plan”) under which stock-based awards may be made to certain directors, officers and other key employees or individuals at the discretion of the board of directors. Grants authorized under the Plan include restricted stock, incentive or nonqualified stock options, stock appreciation rights and performance awards. A total of 1.2 million shares, which may come from authorized and unissued shares or from treasury shares, have been approved for use pursuant to the Plan. Nonqualified stock options may not have an exercise price below 100% of the market price of Class A common stock at the date of grant. Incentive stock options may not have an exercise price below 110% of the market price of Class A common stock at the date of grant. The maximum contractual term of any award under the Plan is ten years. Awards totaling 292,428 shares have been granted under the Plan as of December 31, 2006.

Options—During 2005, 170,000 nonqualified stock options were awarded under the Plan with time vesting criteria. These options have graded four year vesting periods and a maximum term of 10 years. Also during 2005, 50,000 nonqualified stock options were awarded under the Plan with market performance vesting criteria and a maximum term of 10 years. These options vested pro rata in thirds upon the occurrence of the ten day average stock price closing above 150%, 175% and 200% of the initial public offering price of Class A common stock, which such criteria was met as of December 31, 2005. During 2006, 32,000 nonqualified stock options were awarded under the Plan with time vesting criteria. These options have graded four year vesting periods and a maximum term of ten years. The following table summarizes options outstanding under the Plan as of December 31, 2006:

	Time Vested Options				Market Performance Options
Options	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Outstanding—January 1, 2006	150	$54			50	$54
Granted	32	94			—	—
Exercised	—	—			—	—
Forfeited or expired	—	—			—	—

Outstanding—December 31, 2006	182	$61	$16,473	8.8	50	$54	$4,874	8.8

Vested or expected to vest—December 31, 2006	175	$69	$14,348	8.9	50	$54	$4,874	8.8

Exercisable—December 31, 2006	38	$54	$3,655	8.8	50	$54	$4,874	8.8

The weighted-average grant date fair value of options granted in 2006 and 2005 was approximately $43 per share and $24 per share, respectively. The total grant date fair value of options that vested during 2006 and 2005 was approximately $0.9 million and $1.1 million, respectively. The fair value of each option grant was estimated on the date of grant using a lattice-based option valuation model (for time vested options) and a Monte-Carlo valuation model (for market performance options) using the assumptions noted in the following table. Due to a lack of historical activity in the trading of our stock, expected volatilities and terms are based on the historical activity of the stock of peer companies that management considers to be engaged in a business similar to the CBOT. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the option grant. CBOT Holdings has not paid any dividends to date, so the expected dividend yield is set at zero.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Lattice		Monte-Carlo
Assumption	2006	2005	2005
Expected volatility	45%	45%	45%
Expected term	6 years	6 years	5-7 years
Risk-free interest rate	4.34 - 5.02%	4.4%	4.34 - 5.02%

Restricted Stock Awards—For the year ended December 31, 2006, 32,544 shares of restricted stock were awarded under the Plan. Restricted stock grants in the amount of 10,877 vested during 2006. The following table summarizes non-vested shares under the Plan as of December 31, 2006:

Non-vested Shares	Shares (000)	Weighted- Average Grant-date Fair Value
Non-vested—beginning of year	20	$54
Granted	33	97
Vested	(11)	95
Forfeited	—	—

Non-vested—end of year	42	$77

7.	EARNINGS PER SHARE

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

Earnings per share are calculated as follows (in thousands, except per share data):

	Year Ended December 31,
	2006	2005
Net income	$172,247	$76,543
Net income allocated to pre-restructuring period	—	(21,824)

Net income allocated to post-restructuring period	$172,247	$54,719

Weighted average number of Class A common stock shares:
Basic	52,792	50,045
Effect of stock options	57	9
Effect of restricted stock grants	12	1

Diluted	52,861	50,055

Earnings per share:
Basic	$3.26	$1.09
Diluted	3.26	1.09

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 32,000 shares of common stock at a weighted-average price of $94 per share were outstanding during the year ended December 31, 2006 but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

8.	DEBT

Long-term debt at December 31 consisted of the following (in thousands):

	2006	2005
Private placement senior notes, due in annual installments through 2007, at an annual interest rate of 6.81%	$10,716	$21,430
AEMS Financing agreement	—	8,652

Total debt	10,716	30,082
Less current portion	10,716	19,366

Long-term debt	$—	$10,716

In May of 2003, the CBOT signed a financing agreement with LIFFE Administration and Management (“LIFFE”) which allowed the CBOT to finance the costs under a development services agreement signed with LIFFE in March of 2003. Both the financing and development services agreement were subsequently assigned to Atos Euronext Market Solutions (“AEMS”). Under the terms of the financing agreement, the CBOT financed 15.1 million pounds sterling ($26.9 million at December 31, 2003) related to the development services agreement. Repayments of amounts financed began in 2004 and were due in equal annual installments through 2006. Interest was prepaid at the time of the borrowing at an effective rate of approximately 5.6%. Prepaid interest related to the financing agreement of $2.7 million was amortized to interest expense over three years using an effective interest rate method. Obligations under the financing agreement were denominated in pounds sterling but converted into U.S. dollars using currency exchange rates in effect on each balance sheet date. During 2006, final principal repayments of $8.7 million were made on the financing agreement thus terminating the obligations under the financing agreement.

In the first quarter of 2006, an annual principal repayment of $10.7 million was made on the senior notes. A final principal payment in the amount of $10.7 million is required to be made in the first quarter of 2007, the payment of which will terminate the obligations under the senior notes.

At December 31, 2006, CBOT Holdings had an agreement with LaSalle Bank National Association (the “bank”) to provide CBOT Holdings with an unsecured $20.0 million revolving credit facility (the “Revolver”). Interest related to the Revolver was payable monthly at the lower of LIBOR plus 2.25% or the bank’s prime rate. The Revolver allowed for the issuance of letters of credit, up to the unused portion of the $20.0 million line of credit. The Revolver contained certain covenants that CBOT Holdings was required to comply with, which, among other things, required CBOT Holdings to maintain certain equity levels and financial ratios, as well as restricted CBOT Holdings’ ability to incur additional indebtedness, except in certain specified instances. No amounts were borrowed nor outstanding under the Revolver. The Revolver had a maturity date of February 14, 2007 and management of CBOT Holdings determined not to renew the Revolver.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	INCOME TAXES

The components of income tax expense for 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Current:
Federal	$104,311	$55,087	$18,082
State	21,684	11,252	5,533

Total current	125,995	66,339	23,615
Deferred:
Federal	(5,722)	(9,802)	7,892
State	(594)	(1,221)	982

Total deferred	(6,316)	(11,023)	8,874

Total	$119,679	$55,316	$32,489

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

Significant components of CBOT Holdings’ deferred tax assets (liabilities) as of December 31 are as follows (in thousands):

	2006	2005
Current deferred tax asset:
Allowance for bad debts	$197	$1,949
Exchange fee rebate accrual	117	382
Other	332	471

Total current deferred tax asset	646	2,802
Current deferred tax liability:
Other	(1,035)	(840)

Total current deferred tax liability	(1,035)	(840)

Net current asset (liability)	$(389)	$1,962

Long-term deferred tax asset:
Dow Jones license amortization	$1,656	$1,944
Employee and retiree benefit plans	4,229	70
Stock-based compensation	1,425	571
State income taxes	0	515
Other	1,711	3,042

Total long-term deferred tax asset	9,021	6,142
Long-term deferred tax liability:
Depreciation	(9,239)	(20,781)
Deferred rent	(1,406)	(1,173)
Capitalized interest	(1,219)	(1,392)
Other	(141)	0

Total long-term deferred tax liability	(12,005)	(23,346)

Net long-term liability	$(2,984)	$(17,204)

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CBOT Holdings has not established a valuation allowance at December 31, 2005 and 2006 as management believes that all deferred tax assets are fully realizable.

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax rate—net of federal income tax effect	4.7	4.9	5.6
Non-deductible corporate restructuring and merger & acquisition costs	1.1	0.6	2.0
Non-deductible litigation settlement	0.0	1.1	1.7
Other non-deductible expenses	0.3	0.4	0.6
Other—net	(0.1)	0.0	(1.3)

Effective income tax rate	41.0%	42.0%	43.6%

10.	BENEFIT PLANS

At December 31, 2005, substantially all employees of CBOT Holdings were covered by a non-contributory, defined benefit pension plan (the “Pension Plan”). The benefits payable under the Pension Plan are based primarily on the years of service and the employees’ average compensation levels. In December 2005, the board of directors amended the Pension Plan of CBOT Holdings so that employees hired on or after January 1, 2006 are no longer eligible to participate in the Pension Plan, but instead are eligible to participate in a newly created defined contribution pension plan. There were no eligible participants in the defined contribution plan as of December 31, 2006. CBOT Holdings’ funding policy for the defined benefit pension plan is to contribute annually the maximum amount that can be deducted for federal income tax purposes, with the maximum funding level not to exceed 115% of the current liability. CBOT Holdings did not contribute to its pension plan during 2006. The plan assets are primarily invested in marketable debt and equity securities. The measurement date of plan assets and obligations is December 31.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following provides a reconciliation of pension benefit obligation, plan assets, funded status, net periodic benefit expense and amounts recognized in accumulated other comprehensive income as of, and for the years ended, December 31 (in thousands):

	2006	2005
Change in benefit obligation:
Benefit obligation—beginning of year	$43,917	$37,217
Service cost	2,737	2,557
Interest cost	2,244	2,177
Actuarial (gain) loss	(3,801)	3,635
Benefits paid	(3,231)	(1,669)

Benefit obligation—end of year	$41,866	$43,917

Change in plan assets:
Fair value of plan assets—beginning of year	$36,336	$35,148
Actual return on plan assets	3,300	2,857
Benefits paid	(3,231)	(1,669)

Fair value of plan assets—end of year	$36,405	$36,336

Funded status:
Funded status of the plan	$(5,461)	$(7,581)
Unrecognized actuarial cost	—	16,839
Unrecognized prior cost	—	26

Net amount recognized	$(5,461)	$9,284

Amounts recognized in consolidated statement of financial condition:
Current assets	$—	$9,284
Long-term liabilities	(5,461)	—

Net amount recognized	$(5,461)	$9,284

Amounts recognized in accumulated other comprehensive income:
Unrecognized actuarial loss	$11,962	$—
Unrecognized prior service cost	23	—

Accumulated other comprehensive income	$11,985	$—

CBOT Holdings estimates that during the 2007 fiscal year it will amortize from accumulated other comprehensive income into net pension cost a net actuarial loss of $0.6 million.

The components of net periodic benefit cost are as follows (in thousands):

	2006	2005	2004
Service cost	$2,737	$2,557	$2,315
Interest cost	2,244	2,177	1,996
Expected return on plan assets	(3,027)	(2,937)	(2,204)
Net amortization:
Unrecognized prior service cost	3	3	3
Unrecognized net loss	803	773	830

Net periodic benefit cost	$2,760	$2,573	$2,940

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employer contributions for the year ending December 31, 2007 are expected to approximate $7.0 million and estimated future benefit payments through 2016 are expected to be as follows (in thousands):

2007	$1,222
2008	1,576
2009	1,929
2010	2,358
2011	2,364
2012 - 2016	18,510

Total	$27,959

The allocation of plan assets at December 31 by asset category are as follows:

	2006	2005
Actual:
Equity securities	66%	67%
Debt securities	34	32
Other	—	1

Total	100%	100%

Target:
Equity securities	65%	65%
Debt securities	35	35
Other	—	—

Total	100%	100%

The investment objectives for CBOT Holdings pension plan, established in conjunction with a comprehensive review of the current projected financial requirements of the plan and its funded status, are defined in the Investment Policy Statement. The objectives stated therein are as follows:

•	The primary objective of the plan is to preserve capital in real terms while maintaining the highest probability of ensuring future benefit payments to plan participants.

•	The secondary objective is to maximize returns within reasonable and acceptable levels of risk.

•	The desired investment objective is a long-term rate of at least 8.5% based upon a five-year investment horizon.

•	The investments of the plan are diversified with the intent to minimize the risk of large investment losses.

•

The policy is based on the expectation that the volatility of a well-diversified portfolio is similar to that of the markets. Consequently, the volatility of the total portfolio, in aggregate, should be reasonably close to the volatility of a weighted composite of market indices.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary focus in developing an asset allocation range for the plan is the assessment of the plan’s investment objectives and the acceptable level of risk associated with achieving these objectives. To achieve these goals, the minimum and maximum allocation range for fixed and equity securities are as follows:

	Minimum	Maximum
Fixed	30%	40%
Equity	55%	75

The assumptions used in the measurement of pension benefit obligation and net periodic benefit cost are as follows:

	2006	2005
Pension benefit obligation:
Discount rate	6.00%	5.50%
Rate of compensation increase	4.50	4.50

	2006	2005	2004
Net periodic benefit cost:
Discount rate	5.50%	6.00%	6.00%
Expected return on plan assets	8.50	8.50	8.50
Rate of compensation increase	4.50	4.50	4.50

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

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following provides a reconciliation of postretirement obligation, plan assets, funded status and net periodic benefit cost of the plan as of, and for the years ended, December 31 (in thousands):

	2006	2005
Change in benefit obligation:
Benefit obligation—beginning of year	$12,658	$12,797
Service cost	601	559
Interest cost	622	648
Plan amendments	(1,007)	—
Actuarial gain	(1,458)	(910)
Benefits paid	(549)	(436)

Benefit obligation—end of year	$10,867	$12,658

Change in plan assets:
Fair value of plan assets—beginning of year	$—	$—
Company contributions	549	436
Benefits paid	(549)	(436)

Fair value of plan assets—end of year	$—	$—

Funded status:
Funded status of the plan	$(10,867)	$(12,658)
Unrecognized actuarial cost	—	4,037
Unrecognized transition obligation	—	852

Net amount recognized	$(10,867)	$(7,769)

Components recognized in consolidated statement of financial condition:
Current liabilities	$(517)	$—
Long-term liabilities	(10,350)	(7,769)

Net amount recognized	$(10,867)	$(7,769)

Amounts recognized in accumulated other comprehensive income:
Unrecognized actuarial loss	$2,476	$—
Unrecognized prior credit	(1,007)	—
Unrecognized transition obligation	722	—

Accumulated other comprehensive income	$2,191	$—

CBOT Holdings estimates that during the 2007 fiscal year it will amortize from accumulated other comprehensive income into net postretirement cost a net actuarial loss of $0.1 million, prior service cost of $0.1 million and a transitional obligation of $0.1 million.

The components of net periodic benefit cost are as follows (in thousands):

	2006	2005	2004
Service cost	$601	$559	$536
Interest cost	622	648	683
Net amortization:
Transition liability	103	129	130
Unrecognized net loss	130	124	211

Net periodic benefit cost	$1,456	$1,460	$1,560

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions used in the measurement of the postretirement obligation and the net periodic benefit cost are as follows:

	2006	2005
Postretirement obligation:
Discount rate	6.00%	5.50%
Rate of compensation increase	4.50	4.50

	2006	2005	2004
Net periodic benefit cost:
Discount rate	5.50%	6.00%	6.00%
Rate of compensation increase	4.50	4.50	4.50

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9% in 2006 and 2005 (decreasing by 1% per year until a long-term rate of 5% is reached). If the health care cost trend rate assumptions were increased by 1% for each year, the accumulated postretirement benefit obligation as of December 31, 2006 would be increased by 9%. The effect of this change on the sum of the service costs and interest cost would be an increase of 12%. If the health care cost trend rate assumptions were decreased by 1% for each year, the accumulated postretirement benefit obligation as of December 31, 2006 would be decreased by 8%. The effect of this change on the sum of the service costs and interest cost would be a decrease of 10%.

The pension plan and postretirement plan disclosures above are made in accordance with SFAS No. 158 which changed the accounting rules for reporting the funded status of retirement and other postretirement benefits plans. The funded status of such plans is required to be recognized on the balance sheet with a corresponding after-tax adjustment to accumulated other comprehensive income. Retroactive application of this accounting rule is prohibited. Therefore, 2006 data is presented as required by SFAS No. 158 and 2005 data is presented as required under the accounting rules prior to SFAS No. 158. The adoption of SFAS No. 158 in 2006 had no effect on the computation of net periodic benefit expense for pensions and postretirement benefits.

The incremental effect of applying SFAS No. 158 on individual line items on CBOT Holdings’ consolidated balance sheet as of December 31, 2006 was as follows (in thousands):

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Current assets	$571,021	$(6,525)	$564,496
Total assets	817,855	(6,525)	811,330
Current liabilities	79,764	517	80,281
Other liabilities	12,511	7,134	19,645
Deferred income taxes	8,622	(5,638)	2,984
Total liabilities	100,897	2,013	102,910
Accumulated other comprehensive income (loss)	127	(8,538)	(8,411)
Total stockholders’ equity	716,958	(8,538)	708,420
Total liabilities and stockholders’ equity	817,855	(6,525)	811,330

On December 8, 2003, the Medicare Act (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004, the FASB issued Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FSP No. 106-1 of the same name that was issued in January 2004. This FSP provided companies with guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act (the “Subsidy”). The guidance applies only to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan are “actuarially equivalent” to Medicare Part D and thus qualify for the Subsidy under the Act and (b) the expected Subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the Subsidy is based. CBOT Holdings does not offer drug prescription benefits to retirees after age 65. Accordingly, CBOT Holdings has concluded that the prescription drug benefits available under its postretirement plans will not qualify for the Subsidy and that the Act will not have an impact on CBOT Holdings’ financial position or results of operations.

CBOT Holdings also maintains a qualified savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan offered to eligible employees of CBOT Holdings, who meet certain length of service requirements and elect to participate in the plan. CBOT Holdings makes matching contributions to eligible employees based on a formula specified by the plan. The cost of these matching contributions amounted to approximately $1.4 million, $1.5 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

CBOT Holdings also sponsors a nonqualified supplemental pension plan for former officers of CBOT Holdings who elected to participate in the plan. The liability for this nonqualified plan, which amounted to $2.0 million as of December 31, 2006 and as of December 31, 2005, is funded by life insurance policies on the lives of the participating employees. CBOT Holdings has established a trust for the purpose of administering the nonqualified plan.

CBOT Holdings also has a health plan which provides benefits (hospital, surgical, major medical and short-term disability) for full-time salaried employees of CBOT Holdings. The plan is funded by CBOT Holdings as claims are paid. Employees may contribute specified amounts to extend coverage to eligible dependents. At December 31, 2006, CBOT Holdings had an accrual for unprocessed health plan expenses of $0.2 million.

11.	COMMITMENTS

Certain office space and data processing and office equipment are leased. Rental expense for the years ended December 31, 2006, 2005 and 2004 was $8.3 million, $11.8 million and $9.9 million, respectively. The future minimum rental payments under non-cancelable leases in excess of one year that were in effect as of December 31, 2006 in the aggregate and for the next five years are as follows (in thousands):

2007	$2,345
2008	233
2009	84
2010	85
2011	58

Total	$2,805

Building revenues relate primarily to the leasing of office and commercial space, generally for periods ranging from one to five years. Certain of these leases contain escalation clauses. Future minimum rentals under

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-cancelable leases in effect as of December 31, 2006 in the aggregate and for the next five years are as follows (in thousands):

2007	$17,570
2008	15,094
2009	12,830
2010	9,575
2011	8,512
Thereafter	33,479

Total	$97,060

The CBOT has an agreement to license certain index and trademark rights, including the Dow Jones Industrial Average, the Dow Jones Transportation Average, the Dow Jones Utilities Average, the Dow Jones Global Indices and the Dow Jones U.S. Real Estate Index. The license is a non-transferable and exclusive worldwide license to use these indices as the basis for standardized exchange-traded futures contracts and options on futures contracts. The agreement, which expires December 31, 2007 unless terminated by either party, requires the CBOT to pay Dow Jones annual royalties, based upon the trading volumes, with a minimum annual royalty requirement of $2.0 million. These annual royalty charges, which totaled $4.9 million, $4.7 million and $4.1 million in 2006, 2005 and 2004, respectively, are recorded as contracted license fees expense in the year to which the payment relates.

The CBOT has a managed services agreement with AEMS pursuant to which AEMS provides the CBOT services related to the operation and support of the e-cbot system. The agreement expires on December 31, 2008. The minimum payments due under this agreement are denominated in pounds sterling and are hedged with foreign currency forward contracts (see Note 12). The hedged payments to be made under this agreement amount to $21.7 million and $20.9 million in 2007 and 2008, respectively.

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

12.	FOREIGN CURRENCY FORWARD CONTRACTS

CBOT Holdings currently utilizes foreign currency forward contracts that are identified as fair value hedges. These are intended to offset the effect of exchange rate fluctuations on firm commitments for purchases of fixed annual and quarterly services denominated in pounds sterling. These contracts had notional amounts approximating $33.9 million (19.9 million pounds sterling) at December 31, 2006. The fair value of these contracts, which was $4.8 million at December 31, 2006, is recorded in accounts receivable. Gains and losses on these hedge instruments, as well as the gains and losses on the underlying hedged item, offset each other and were therefore zero in 2006. There were no gains or losses recorded on these fair value hedges related to hedge ineffectiveness.

13.	SEVERANCE AND RELATED COSTS

In December 2005, CBOT Holdings announced a realignment of technology resources. This realignment included a workforce reduction of approximately 40 full-time staff, or about 5% of the total workforce. CBOT

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Holdings recorded a $2.1 million charge related to this staff reduction. Also, in December 2005, CBOT Holdings recorded a $0.9 million termination charge related to the departure of its former general counsel. An additional charge of $1.2 million was recorded in 2006 related to the departure of the former general counsel after the separation agreement with the general counsel was finalized. The balance of severance and related costs incurred during the periods presented related to ongoing staff reductions. Severance and related costs in 2006, 2005 and 2004 related to the Exchange Trading segment.

The following table summarizes severance and related costs, the amounts paid and the accrual balances for the years ended December 31 (in thousands):

	2006	2005	2004
Accrued employee termination liability—beginning of year	$3,232	$403	$2,575
Employee termination costs	1,214	3,309	572
Cash payments	(3,667)	(480)	(2,744)

Accrued employee termination liability—end of year	$779	$3,232	$403

Amounts recognized in the Consolidated Statements of Financial Condition consist of (in thousands):

	2006	2005	2004
Accrued employee termination (current liability)	$624	$3,063	$403
Other liabilities (long-term liability)	155	169	—

Total accrued employee termination liability	$779	$3,232	$403

14.	LITIGATION

Litigation with Eurex US: On October 15, 2003, Eurex US filed an antitrust action in federal court against the CBOT and the CME alleging that the companies illegally attempted to block its entrance into the U.S. market and charging the CBOT and the CME with having violated the Sherman Act, among other things, by offering financial inducements, valued at over $100 million, to stockholders of The Clearing Corporation to vote against a proposed restructuring of The Clearing Corporation. Eurex subsequently amended its complaint to make additional charges, including a claim that the CBOT and the CME misrepresented Eurex’s qualifications in their lobbying of Congress and the CFTC. Eurex seeks treble damages under the antitrust laws, injunctive relief enjoining the alleged antitrust violations and compensatory and punitive damages for alleged tortious interference with prospective business opportunities.

On December 12, 2003, the CBOT filed in the U.S. District Court for the District of Columbia a motion to dismiss the amended complaint and a motion to transfer the action to the U.S. District Court for the Northern District of Illinois. On September 2, 2004, the United States District Court for the District of Columbia granted the CBOT’s motion to transfer the case to the United States District Court for the Northern District of Illinois. The court denied the CBOT’s motion to dismiss as moot in light of its ruling on the transfer motion. Eurex filed a second amended complaint in the Northern District of Illinois in late March 2005. In addition to the allegations in Eurex’s previous complaints, that complaint alleges, among other things, that the CBOT engaged in predatory pricing and, together with the CME, engaged in a campaign to block regulatory approval of the Eurex proposed Global Clearing Link between the Clearing Corporation, Eurex’s U.S. clearing house in Chicago and Eurex Clearing in Frankfurt. On June 6, 2005, the CBOT and CME filed a joint motion to dismiss the second amended complaint, which the court denied on August 22, 2005. On October 5, 2005, the CBOT filed its answer and defenses to the second amended complaint. Currently, the parties are engaged in discovery.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation with Chicago Board Options Exchange, Inc.: On August 23, 2006, CBOT Holdings and CBOT, along with a class consisting of certain CBOT full members, filed a lawsuit in the Court of Chancery of the State of Delaware against the Chicago Board Options Exchange, Inc. (“CBOE”). The lawsuit seeks to enforce and protect certain rights of CBOT’s full members (“Exercise Rights”) contained in agreements by and among CBOT Holdings, CBOT and CBOE as well as CBOE’s charter. The lawsuit alleges that these Exercise Rights allow CBOT’s full members who hold them to become full members of CBOE and to participate on an equal basis with other members of CBOE in CBOE’s announced plans to demutualize. The lawsuit is consistent with the Company’s previously stated intention to vigorously defend the rights of CBOT’s full members who are eligible to participate in CBOE’s demutualization. On January 4, 2007, the plaintiffs filed a Second Amended Complaint, in which they added a count seeking a declaration that, contrary to the position taken by the CBOE before the SEC, the merger between CBOT Holdings and CME Holdings would not result in the termination of the Exercise Rights. The lawsuit seeks declaratory and injunctive relief as well as recovery of the Company’s attorneys’ fees. On January 11, 2007, the plaintiffs filed a motion for partial summary judgment. On January 16, 2007, the defendants filed a motion to dismiss the Second Amended Complaint. Both motions are presently pending.

CBOT Holdings is also subject to various other legal actions arising in the normal course of business. CBOT Holdings’ management believes that the ultimate outcome of these proceedings will not have a material adverse effect on CBOT Holdings’ financial position, although an adverse determination could be material to CBOT Holdings’ results of operations or cash flows in any particular period.

15.	MEMBERSHIPS

As part of the restructuring transactions (see note 3) there were five series of Class B memberships in the CBOT issued to members, Series B-1 (Full), Series B-2 (Associate), Series B-3 (GIM), Series B-4 (IDEM) and Series B-5 (COM), with each series corresponding to one of the five previously existing classes of CBOT membership.

At December 31, 2006, the membership of the CBOT consisted of the following classes and numbers of members:

Former Membership Class	Class B Membership Received in Restructuring	Amount
Full memberships	Series B-1	1,402
Associate memberships	Series B-2	811
Government Instruments Market membership interests (“GIM”)	Series B-3	112
Index, Debt and Energy Market membership interests (“IDEM”)	Series B-4	641
Commodity Options Market membership interests (“COM”)	Series B-5	643

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

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The holders of Series B-1 (Full) and B-2 (Associate) memberships have the exclusive right among members (including CBOT Holdings as the Class A member) to vote on any proposals to amend the certificate of incorporation of the CBOT approved by the CBOT board of directors and to initiate and vote on, whether or not approved by the board of directors, any proposals to amend the bylaws of the CBOT.

The board of directors of the CBOT also has the right to amend the bylaws of the CBOT, which include the rules and regulations of the exchange. However, the holders of Series B-1 (Full) and B-2 (Associate) memberships have the exclusive right among members to vote on proposals by the board of directors of the CBOT to amend the bylaws of the CBOT in a manner that would adversely affect certain “core rights.”

16.	CAPITAL STOCK

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

Shares Outstanding—As of December 31, 2006, there were issued and outstanding approximately 52,839,500 shares of Class A common stock (consisting of approximately 36,460,300 shares of Class A common stock and 16,379,200 shares of Series A-3, Class A common stock), 1 share of Class B common stock and no shares of preferred stock, all of which are validly issued, fully paid and non-assessable. The total outstanding shares of Class A common stock include approximately 42,000 shares of non-vested restricted common stock grants which are not considered outstanding from an accounting point-of-view.

Common Stock

The Class A common stock represents an equity interest in CBOT Holdings and generally has traditional features of common stock, including, dividend voting and liquidation rights. The Class A common stock may be issued as a single class, without series, or as determined from time to time by the board of directors, either in whole or in part in two or more series.

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

Subject to any preferential dividend rights of outstanding preferred stock, upon any liquidation, dissolution or winding up of CBOT Holdings, whether voluntary or involuntary, holders of Class A common stock are entitled to receive pro rate share of such assets as are available for distribution to stockholders.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Transfer Restrictions

Class A Common Stock—The 49,359,836 shares of Class A common stock which were issued to CBOT members in connection with the restructuring transactions were issued in three series: Series A-1, Series A-2 and Series A-3, which were generally subject to a complete restriction on transfer, subject to certain permitted transfers. However, holders of Series A-1, A-2 and A-3 common stock could transfer all, but not less than all, of their shares of Series A-1, A-2 and A-3 common stock if all such shares were transferred together with the Class B membership associated with such shares. The transfer restriction periods applicable to Series A-1 and Series A-2 common stock expired April 22, 2006 and October 19, 2006, respectively. The transfer restriction period applicable to Series A-3 common stock is scheduled to expire on April 17, 2007.

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

Ownership Requirements—Trading firms can register as members of the CBOT and become subject to reduced transaction fees. Such firms are required to own a certain number of shares of Class A common stock depending on the type of business that the firm conducts. As of December 31, 2006, the total Class A shares required to be held by member firms pursuant to this requirement was approximately 9.2 million shares.

CBOE Exerciser Right—Although not a restriction on transfer, Series B-1 (Full) members of the CBOT who have exercised (or who intend to exercise) and become members of the Chicago Board Options Exchange, or “CBOE,” without purchasing a membership on such exchange may have a disincentive to sell their Class A common stock. Pursuant to agreements between CBOT Holdings, the CBOT and CBOE as well as the CBOT’s rules and regulations, Series B-1 (Full) members of the CBOT must hold 27,338 shares of Class A common stock (the number of shares each Series B-1 (Full) member received in the restructuring transactions in respect of each Full Membership) along with the exercise right privilege associated with their Series B-1 (Full) membership in order to exercise, become and remain a member of the CBOE. As of December 31, 2006, approximately 263 Series B-1 (Full) members of the CBOT had exercised and become members of the CBOE. Accordingly, for so long as such Series B-1 (Full) members of the CBOT desire to remain members of the CBOE pursuant to this right, it is expected that approximately 7.2 million shares of Class A common stock would remain unavailable for purchase in any future market for Class A common stock. There can be no assurance that the proportion of the 1,402 Series B-1 (Full) members of the CBOT who exercise and become a member of the CBOE will not increase or decrease, in each case affecting the number of shares of Class A common stock that may be available for purchase at any given point of time.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stockholder Rights Provisions

On June 24, 2005, a committee of the board of directors of CBOT Holdings adopted a plan creating preferred share purchase rights for holders of Class A common stock. After adoption of the rights plan, one right attached to each outstanding share of Class A common stock. Each right entitles the registered holder to purchase from CBOT Holdings one one-hundredth of a share of Series A junior participating preferred stock, par value $0.001 per share, referred to as a “preferred share,” at a purchase price of $155.00 per one one-hundredth of a preferred share, subject to adjustment. In September 2006, the rights plan was amended and restated to increase the purchase price to $600.00 per one one-hundredth of a preferred share, subject to adjustment.

Except as described below:

•

if any person or group of affiliated or associated persons, referred to as an “acquiring person,” acquires beneficial ownership of 15% or more of the outstanding shares of Class A common stock, each holder of a right (other than rights beneficially owned by the acquiring person, which will thereafter be void) will thereafter have the right to receive upon exercise of each right that number of shares (or, under certain circumstances, other equivalently valued securities or other assets) of Class A common stock having a market value of two times the exercise price of the right; and

•

if CBOT Holdings is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group becomes an acquiring person, each holder of a right (other than rights beneficially owned by the acquiring person, which will be void) will thereafter have the right to receive for each right that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the right.

Immediately prior to the execution of the Agreement and Plan of Merger, dated as of October 17, 2006 (the “Merger Agreement”), among CBOT Holdings, the CBOT and CME, CBOT Holdings amended the rights plan so that, among other things, the execution of the Merger Agreement and the consummation of the merger and the other transactions contemplated by the Merger Agreement will not trigger the rights of CBOT Holdings’ stockholders under the rights plan.

17.	DEPOSITS OF U.S. TREASURY SECURITIES

The rules and regulations of the CBOT require certain minimum financial requirements for delivery of physical commodities, maintenance of capital requirements and deposits on pending arbitration matters. To satisfy these requirements, member firms have deposited U.S. Treasury securities with the CBOT. These deposits are not considered assets of the CBOT, nor does any interest earned on these deposits accrue to the CBOT; accordingly, they are not reflected in the accompanying financial statements. The aggregate market value of these securities on deposit was $42.5 million and $36.1 million as of December 31, 2006 and 2005, respectively.

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

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CBOT Holdings evaluates operating segment performance based on revenues and income before income taxes. Intercompany transactions between segments have been eliminated. The accounting principles used for segment reporting are the same as those used for consolidated financial reporting. A summary by operating segment follows for the year ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31, 2006
	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$373,324			$373,324
Clearing fees	107,923			107,923
Market data	98,608			98,608
Building		23,139		23,139
CBOT space rent		26,433	(26,433)	—
Services	16,246			16,246
Other	1,851			1,851

Total revenues	$597,952	$49,572	$(26,433)	$621,091

Depreciation and amortization	$39,235	$15,563		$54,798

Income before income taxes	$292,397	$1,234		$293,631

Total assets	$627,607	$183,723		$811,330

Capital expenditures	$12,439	$11,685		$24,124

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2005
	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$266,957			$266,957
Clearing fees	82,137			82,137
Market data	73,882			73,882
Building		22,161		22,161
CBOT space rent		26,189	(26,189)	—
Services	15,296			15,296
Other	1,040			1,040

Total revenues	$439,312	$48,350	$(26,189)	$461,473

Depreciation and amortization	$39,984	$14,937		$54,921

Income before income taxes	$132,987	$(360)		$132,627

Total assets	$499,293	$186,574		$685,867

Capital expenditures	$26,233	$14,003		$40,236

	Year Ended December 31, 2004
	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$202,881			$202,881
Clearing fees	73,556			73,556
Market data	64,234			64,234
Building		22,428		22,428
CBOT space rent		25,850	(25,850)	—
Services	13,720			13,720
Other	1,525			1,525

Total revenues	$355,916	$48,278	$(25,850)	$378,344

Depreciation and amortization	$32,055	$13,956		$46,011

Income before income taxes	$72,678	$1,545		$74,223

Total assets	$274,791	$185,625		$460,416

Capital expenditures	$40,508	$10,746		$51,254

20.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The board of directors of each of CBOT Holdings and the CBOT include 14 directors (as of December 31, 2006) that are members of the CBOT, and a majority of the Class A common stock of CBOT Holdings is owned by members of the CBOT. Many of the CBOT members derive a substantial portion of their income from their trading or clearing activities on or through the CBOT. In addition, trading privileges on the CBOT have substantial independent value. The amount of income that members of the CBOT derive from their trading or clearing activities and the value of their memberships in the CBOT are in part dependent on the fees they are charged to trade, clear and access our markets and the rules and structure of our markets. CBOT members, many of whom act as floor

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

brokers and floor traders, benefit from trading rules, membership privileges and fee discounts that enhance their open-auction trading opportunities and profits. CBOT members pay fees, which may be substantial, either directly or indirectly, to our exchange in connection with the services we provide. We believe the payments made by directors that are CBOT members are on terms no more favorable than the terms given to similarly situated CBOT members who are not directors.

21.	Quarterly Financial Data (unaudited)

The information below sets forth income statement data by quarter for the years ended December 31, 2006 and 2005 (in thousands):

	Year Ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)
Revenues	$140,086	$154,123	$157,624	$169,258
Operating expenses	84,460	85,276	81,866	93,452

Income from operations	55,626	68,847	75,758	75,806
Non-operating income	2,898	3,975	5,078	5,643

Income before income taxes	$58,524	$72,822	$80,836	$81,449

Net income	$35,103	$43,459	$48,813	$44,867

Earnings per share:
Basic	$0.66	$0.82	$0.92	$0.85

Diluted	$0.66	$0.82	$0.92	$0.85

Weighted average number of common stock shares:
Basic	52,787	52,792	52,794	52,795
Diluted	52,840	52,848	52,865	52,887

	Year Ended December 31, 2005
	1st Quarter	2nd Quarter(2)	3rd Quarter	4th Quarter
Revenues	$115,743	$119,886	$111,095	$114,749
Operating expenses	79,547	86,061	78,646	86,734

Income from operations	36,196	33,825	32,449	28,015
Non-operating income (expense)	(208)	(95)	440	2,005

Income before income taxes	$35,988	$33,730	$32,889	$30,020

Net income	$20,788	$18,234	$19,824	$17,697

Earnings per share:(3)
Basic		$0.35	$0.40	$0.34

Diluted		$0.35	$0.40	$0.34

Weighted average number of common stock shares:(4)(5)
Basic		49,360	49,360	52,079
Diluted		49,360	49,360	52,116

(1)	In the fourth quarter of 2006, CBOT Holdings recorded $9.5 million in merger related expense associated with the proposed merger with the CME.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	In the second quarter of 2005, CBOT Holdings recorded $4.0 million in litigation expenses related to the settlement of the lawsuit brought by certain members related to the proposed allocation of equity in the restructuring transactions of the CBOT.
(3)	Income used in the calculation of earnings per share only includes earnings allocated to each reported period after April 22, 2005, the date the CBOT demutualized and became a stock, for-profit company. The amount of income allocated to the period before April 22, 2005 and not included in the calculation of earnings per share was $1.0 million for the quarter ended June 30, 2005 and $21.8 million for the year ended December 31, 2005.
(4)	CBOT members received an aggregate of 49.4 million shares of Class A common stock of CBOT Holdings as a result of the demutualization. Weighted average number of shares used in the calculation is based on the average number of shares outstanding after April 22, 2005 rather than the entire reporting period.
(5)	On October 24, 2005, CBOT Holdings closed an initial public offering of its Class A common stock. The number of shares of Class A common stock outstanding immediately after this offering was 52.8 million shares.

22.	SUBSEQUENT EVENT

On January 3, 2007, 73,100 nonqualified stock options were awarded under the Long-Term Equity Incentive Plan. The awards have a strike price of $151.47, four year graded vesting periods and a maximum term of ten years. The awards have accelerated vesting provisions upon a change in control.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of October 17, 2006, among Chicago Mercantile Exchange Holdings Inc., CBOT Holdings, Inc. and the Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 2.1 to CBOT Holdings, Inc.’s Current Report on Form 8-K dated October 18, 2006).

3.1	Amended and Restated Certificate of Incorporation of CBOT Holdings, Inc. (incorporated by reference to Exhibit 3.1 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of CBOT Holdings, Inc. (incorporated by reference to Exhibit 3.1 of CBOT Holdings, Inc.’s Current Report on Form 8-K dated June 27, 2005).

3.3	Amended and Restated Bylaws of CBOT Holdings, Inc. (incorporated by reference to Exhibit 3.3 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).

4.1	Form of Common Stock certificate for CBOT Holdings, Inc. (incorporated by reference to Exhibit 4.1 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).

4.2	Rights Agreement, dated June 24, 2005, between CBOT Holdings, Inc. and Computershare Investor Services LLC (incorporated by reference to Exhibit 4.1 of CBOT Holdings, Inc.’s Current Report on Form 8-K dated June 27, 2005).

4.3	Amended and Restated Rights Agreement dated as of June 24, 2005 and amended as of September 14, 2006, by and between CBOT Holdings, Inc. and Computershare Investor Services LLC. (incorporated by reference to Exhibit 4.1 to CBOT Holdings, Inc.’s Current Report on Form 8-K dated September 15, 2006).

4.4	Amendment No. 1, dated as of October 17, 2006, to Amended and Restated Rights Agreement, dated as of September 14, 2006, between CBOT Holdings, Inc. and Computershare Investor Services LLC, as Rights Agent. (incorporated by reference to Exhibit 4.1 to CBOT Holdings, Inc.’s Current Report on Form 8-K dated October 18, 2006).

9.1	Subsidiary Voting Trust Agreement, dated October 11, 2005, by and among CBOT Holdings, Inc., Board of Trade of the City of Chicago, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 9.1 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).

10.1	Settlement Agreement, dated February 6, 2004, by and between the Plaintiff Class Representatives and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 4.10 to Amendment No. 7 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant).

10.2	First Amendment to Settlement Agreement dated February 6, 2004, dated April 20, 2004, by and between the Plaintiff Class Representatives and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 4.12 to Amendment No. 8 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant).

10.3	Second Amendment to Settlement Agreement dated February 6, 2004, dated July 1, 2004, by and between the Plaintiff Class Representatives and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 4.13 to Amendment No. 8 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant).

10.4	Note Purchase Agreement, dated March 1, 1997, among Board of Trade of the City of Chicago and each of the purchasers listed on Schedule A attached thereto (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-54370) of the Board of Trade of the City of Chicago, Inc.).

10.5	License Agreement, dated June 5, 1997, between Dow Jones & Company, Inc. and Board of Trade of the City of Chicago (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant). ††

Exhibit Number	Description
10.6	Amendment to License Agreement, dated September 9, 1997, between Dow Jones & Company, Inc. and Board of Trade of the City of Chicago (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-54370) of the Board of Trade of the City of Chicago, Inc.). ††

10.7	Second Amendment to License Agreement, dated February 18, 1998, between Dow Jones & Company, Inc. and Board of Trade of the City of Chicago (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant). ††

10.8	Third Amendment to License Agreement, dated May, 1998, between Dow Jones & Company, Inc. and Board of Trade of the City of Chicago (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-54370) of the Board of Trade of the City of Chicago, Inc.). ††

10.9	Fourth Amendment to License Agreement, dated December 19, 2001, between Dow Jones & Company, Inc. and Board of Trade of the City of Chicago (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant). ††

10.10	Fifth Amendment to License Agreement, dated October 29, 2003, between Dow Jones & Company, Inc. and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 7 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant). ††

10.11	Treasury Index Agreement, dated March 29, 2004, between Dow Jones & Company and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 7 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant). ††

10.12	ISDA Master Agreement and related foreign exchange forward contracts, dated September 27, 2000, between Bank of America, N.A. and Board of Trade of the City of Chicago, Inc. (as successor to Ceres Trading Limited Partnership) (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-54370) of the Board of Trade of the City of Chicago, Inc.). ††

10.13	Credit Agreement, dated January 15, 2002, between Board of Trade of the City of Chicago, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant). ††

10.14	First Amendment to Line of Credit Agreement, dated January 15, 2003, between Board of Trade of the City Of Chicago, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.42 to Amendment No. 6 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant). ††

10.15	Settlement Agreement, dated August 23, 2002, among Board of Trade of the City of Chicago, Inc., Chicago Mercantile Exchange Inc., eSpeed, Inc. and Electronic Trading Systems Corporation (incorporated by reference to Exhibit 10.13 to Amendment No. 9 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant). ††

10.16	Amended and Restated Software License Agreement, dated August 3, 2004, between AtosEuronext Market Solutions (as assignee of LIFFE Administration and Management) and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 10.14.1 to Amendment No. 9 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant). ††

Exhibit Number	Description
10.17	Amended and Restated Managed Services Agreement, dated August 3, 2004, between AtosEuronext Market Solutions (as assignee of LIFFE Administration and Management) and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 10.17.1 to Amendment No. 10 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant). ††

10.18	Clearing Services Agreement, dated April 16, 2003, between Chicago Mercantile Exchange Inc. and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 9 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant). ††

10.19	Amendment to Clearing Services Agreement, dated March 1, 2004, between Chicago Mercantile Exchange Inc. and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 10.19 to Amendment No. 7 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant). ††

10.20	Employment Agreement, dated September 21, 2005, by and among CBOT Holdings, Inc., Board of Trade of the City of Chicago, Inc. and Bernard W. Dan (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).*

10.21	First Amendment to Bernard Dan Employment Agreement, dated June 1, 2006 (incorporated by reference to Exhibit 2.1 to CBOT Holdings, Inc.’s Current Report on Form 8-K dated June 7, 2006).*

10.22	Employment Agreement, dated March 23, 2006, between the Registrant and Kevin J.P. O’Hara (incorporated by reference to Exhibit 2.1 to CBOT Holdings, Inc.’s Current Report on Form 8-K dated March 29, 2006).*

10.23	Letters relating to the employment of William M. Farrow III, dated May 11, 2001 and May 15, 2001, from Board of Trade of the City of Chicago, Inc. to William M. Farrow III (incorporated by reference to Exhibit 10.39 to Amendment No. 3 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant) (incorporated by reference to Exhibit 10.24 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).*

10.24	Summary of Certain Terms of CBOT Retention Policy *

10.25	CBOT Holdings, Inc. 2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).*

10.26	Form of Indemnification Agreement between CBOT Holdings, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.27 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).*

10.27	Summary of CBOT Excess 401(k) Payments (incorporated by reference to Exhibit 10.28 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).*

10.28	Summary of CBOT Supplemental Pension Plan (incorporated by reference to Exhibit 10.29 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).*

10.29	CBOT Holdings, Inc. Director Compensation Policy updated as of January 16, 2007.*

10.30	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.31 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).*

10.31	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.32 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).*

10.32	Form of Restricted Stock Award for Directors and Special Advisors (incorporated by reference to Exhibit 10.33 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).*

Exhibit Number	Description

10.33	Form of 2007 Non-Qualified Stock Option Award.*

14	Code of Business Conduct and Ethics

21	Subsidiaries of CBOT Holdings (incorporated by reference to Exhibit 21 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730)).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification by CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
††	Confidential treatment as previously been granted by the SEC for certain portions of the referenced exhibit.