Form 10-Q
period 2007-03-31
CBOT HOLDINGS  INC
filed 2007-05-09
CIK 1161448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were issued and outstanding approximately 52,839,500 shares of the Registrant’s Class A common stock, par value $0.001 per share, and 1 share of the Registrant’s Class B common stock, par value $0.001 per share.

CBOT HOLDINGS, INC.

FORM 10-Q — QUARTERLY REPORT

For the period ended March 31, 2007

- i -

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited, in thousands, except per share data)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents:
Unrestricted	$181,077	$177,664
Held under deposit and membership transfers	6,792	1,503

Total cash and cash equivalents	187,869	179,167

Restricted cash	3,115	975
Short term investments	362,366	312,411
Accounts receivable - net of allowance of $493 in 2007 and $466 in 2006	79,280	62,451
Prepaid expenses	15,355	9,492

Total current assets	647,985	564,496

Property and equipment:
Land	34,234	34,234
Buildings and equipment	345,473	343,271
Furnishings and fixtures	185,854	184,913
Computer software and systems	93,935	93,942
Construction in progress	1,539	1,906

Total property and equipment	661,035	658,266
Less accumulated depreciation and amortization	445,241	433,989

Property and equipment - net	215,794	224,277

Other assets - net	21,618	22,557

Total assets	$885,397	$811,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,256	$11,149
Accrued clearing services	18,796	16,226
Accrued real estate taxes	5,500	7,473
Accrued payroll costs	3,996	9,859
Accrued exchange fee rebates	972	675
Accrued employee termination	31	624
Accrued liabilities	10,569	11,007
Funds held for deposit and membership transfers	8,991	1,562
Current portion of long-term debt	—	10,716
Income tax payable	35,371	10,428
Other current liabilities	493	562

Total current liabilities	104,975	80,281

Long-term liabilities:
Deferred income tax liabilities	97	2,984
Other liabilities	17,110	19,645

Total long-term liabilities	17,207	22,629

Total liabilities	122,182	102,910

Stockholders’ equity:
Common stock, $0.001 par value, 52,798 shares issued and outstanding	53	53
Additional paid-in capital	490,664	489,817
Retained earnings	280,809	226,961
Accumulated other comprehensive loss	(8,311)	(8,411)

Total stockholders’ equity	763,215	708,420

Total liabilities and stockholders’ equity	$885,397	$811,330

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues:
Exchange fees	$117,680	$83,120
Clearing fees	33,973	23,231
Market data	25,082	23,643
Building	5,915	5,505
Services	4,234	4,236
Other	853	351

Total revenues	187,737	140,086
Expenses:
Clearing services	21,796	18,023
Contracted license fees	2,119	1,738
Salaries and benefits	20,487	19,102
Depreciation and amortization	11,520	14,086
Professional services	16,654	3,939
General and administrative expenses	4,477	5,076
Building operating costs	6,420	6,603
Information technology services	11,772	12,230
Programs	2,991	2,627
Severance and related costs	(18)	1,036

Operating expenses	98,218	84,460

Income from operations	89,519	55,626

Non-operating income and expense
Interest income	6,376	3,483
Interest expense	(216)	(585)

Non-operating income	6,160	2,898

Income before income taxes	95,679	58,524

Income taxes
Current	41,992	25,466
Deferred	(2,122)	(2,291)

Total income taxes	39,870	23,175

Income before equity in unconsolidated subsidiary	55,809	35,349

Equity in loss of unconsolidated subsidiary	(418)	(246)

Net income	$55,391	$35,103

Earnings per share:
Basic	$1.05	$0.66
Diluted	$1.05	$0.66

Weighted average number of common stock shares
Basic	52,798	52,787
Diluted	52,900	52,840

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$55,391	$35,103
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,520	14,086
Deferred income tax benefit	(2,122)	(2,291)
Stock-based compensation	847	413
Change in allowance for doubtful accounts	27	—
Gain on foreign currency transaction	—	(2)
Loss on sale or retirement of fixed assets	10	7
Equity in loss of unconsolidated subsidiary	418	411
Amortization of short term investment discounts	(1,252)	(1,094)
Changes in assets and liabilities:
Accounts receivable	(18,065)	(16,654)
Income tax receivable / payable	24,943	18,674
Prepaid expenses	(5,863)	(4,823)
Other assets	418	376
Accounts payable	9,107	(7,490)
Accrued clearing services	2,570	3,737
Accrued real estate taxes	(1,973)	(1,652)
Accrued payroll costs	(5,863)	(3,385)
Accrued exchange fee rebates	297	(541)
Accrued employee termination	(593)	(1,308)
Accrued liabilities	771	(702)
Funds held for deposit and membership transfers	7,429	18,399
Deferred revenue	(13)	(4,751)
Other long-term liabilities	(4,814)	253

Net cash flows from operating activities	73,190	46,766

Cash flows from investing activities:
Acquisition of property and equipment	(2,929)	(4,195)
Purchase of short term investments	(224,285)	(124,483)
Proceeds from short term investments	175,582	111,486
Restricted cash	(2,140)	(15,172)
Proceeds from sale of property and equipment	—	93
Investment in joint ventures	—	(254)

Net cash flows used in investing activities	(53,772)	(32,525)

Cash flows from financing activities:
Repayments of borrowings	(10,716)	(10,714)

Net cash flows used in financing activities	(10,716)	(10,714)

Net increase in cash and cash equivalents	8,702	3,527

Cash and cash equivalents - beginning of period	179,167	101,321

Cash and cash equivalents - end of period	$187,869	$104,848

Cash paid for:
Interest	$377	$736

Income taxes (net of refunds)	$17,049	$6,627

See notes to consolidated financial statements.

CBOT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2007 and 2006

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation — CBOT Holdings, Inc. is a Delaware stock corporation created in April 2005 to be the holding company for the Board of Trade of the City of Chicago, Inc. and its subsidiaries (the “CBOT”). In October 2005, CBOT Holdings, Inc. completed an initial public offering of shares of Class A common stock which trade under the ticker symbol “BOT” on the New York Stock Exchange. The accompanying unaudited consolidated financial statements include the accounts of CBOT Holdings, Inc., and its direct, wholly owned CBOT subsidiary (collectively, “CBOT Holdings” or “the Company”). CBOT Holdings has a 50% interest in a joint venture in Singapore called the Joint Asian Derivatives Pte. Ltd (“JADE”) and also holds an approximate 5% interest in a joint venture called OneChicago, LLC (“OneChicago”). CBOT Holdings accounts for JADE and OneChicago under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows of CBOT Holdings as of March 31, 2007 have been made. Results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 2006 included in CBOT Holdings’ Form 10-K for the year ended December 31, 2006.

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

On October 17, 2006, CBOT Holdings, the CBOT and Chicago Mercantile Exchange Holdings Inc. (the “CME”) entered into an Agreement and Plan of Merger (as amended, the “Agreement”) under which CBOT Holdings would merge with and into the CME, with the CME continuing as the surviving company. The CBOT would become a subsidiary of the CME following the merger. The merger is subject to a number of conditions, including, but not limited to, (i) the approval of the Agreement by the stockholders of both CBOT Holdings and the CME, (ii) the approval of the repurchase of CBOT Holdings’ Class B common stock and an Amended and Restated Certificate of Incorporation of the CBOT by the Series B-1 and Series B-2 members of the CBOT, voting together as a single class, and (iii) receipt of certain regulatory approvals. Pending all requisite approvals, and subject to developments regarding the unsolicited proposal described below, the merger is expected to be completed by mid-2007.

On March 15, 2007, CBOT Holdings received an unsolicited proposal from IntercontinentalExchange, Inc. (“ICE”) to merge with CBOT Holdings. Subsequently, the Company’s Board of Directors, after consultation with its legal and financial advisors, authorized CBOT Holdings, on the basis permitted by its merger agreement with CME, to begin discussions and exchange information with ICE relating to ICE’s unsolicited proposal. Due to this development, the special meetings of CBOT Holdings stockholders and CBOT members to vote on the merger with

CME, which were originally scheduled to occur on April 4, 2007, were rescheduled for July 9, 2007 to give the Board of Directors of CBOT Holdings, its special committees and the Board of Directors of the CBOT sufficient time to complete their review of the unsolicited proposal from ICE.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affected the reported amounts in the financial statements, such as estimates for stock-based compensation, bad debts, exchange fee rebates, real estate taxes and assumptions used for the calculation of pension and other postretirement benefit plan costs. Actual amounts could differ from such estimates.

Prior Year Reclassifications — At December 31, 2006, the Company changed the format of its consolidated income statement and reclassified interest income and interest expense from revenue and operating expense, respectively, to a non-operating income and expense section in the consolidated statements of income. Accordingly, prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in accounting practices used in regards to uncertain tax positions by prescribing a recognition threshold and measurement criteria for benefits related to income taxes. FIN 48 allows companies to recognize the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained upon examination by the relevant taxing authority on the basis of the technical merits of the positions. The tax benefit recognized represents the largest amount that is greater than 50% likely of being ultimately realized. A liability is required to be recognized for any tax benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. The provisions of FIN 48 became effective for all reporting periods beginning after December 15, 2006. Accordingly, CBOT Holdings adopted FIN 48 effective January 1, 2007.

Upon adopting FIN 48, CBOT Holdings recorded a $2.2 million liability for unrecognized tax benefits related to uncertain tax positions, $1.5 million of which reduced the January 1, 2007 balance of retained earnings and $0.7 million of which decreased long-term deferred tax liabilities. As of January 1, 2007, CBOT Holdings had $1.9 million of unrecognized tax benefits and $0.3 million of accrued interest and penalty related to unrecognized tax benefits. CBOT Holdings classifies interest expense and penalties related to unrecognized tax benefits as components of income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect CBOT Holdings’ effective tax rate was $1.5 million. It is reasonably possible that the amount of unrecognized tax benefits will change in the next 12 months; however, based on the information currently available, it is not expected that any change would be significant.

CBOT Holdings files income tax returns in the U.S. Federal jurisdiction and various state, local and foreign jurisdictions. CBOT Holdings’ tax returns have been examined by the Internal Revenue Service through calendar year 2003. CBOT Holdings is generally not subject to tax return examination in other jurisdictions prior to calendar year 2003.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements. Instead, it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. It is not anticipated that the adoption of SFAS No. 157 will have a significant impact on CBOT Holdings’ financial position or results of operations.

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

3. STOCK-BASED COMPENSATION

CBOT Holdings has a stock-based compensation plan described below. The compensation cost recognized in the first three months of 2007 and 2006 related to the plan was $0.8 million and $0.4 million, respectively. The total related income tax benefit recognized in the income statement was $0.3 million and $0.2 million in the first three months of 2007 and 2006, respectively. As of March 31, 2007, there was approximately $10.1 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Plan with a weighted average remaining life of approximately 3.8 years. Such awards have accelerated vesting provisions upon a change in control.

In 2005, CBOT Holdings adopted a Long-Term Equity Incentive Plan (the “Plan”) under which stock-based awards may be made to certain directors, officers and other key employees or individuals at the discretion of the board of directors. Grants authorized under the Plan include restricted stock, incentive or nonqualified stock options, stock appreciation rights and performance awards. A total of 1.2 million shares, which may come from authorized and unissued shares or from treasury shares, may be issued pursuant to the Plan. Nonqualified stock options may not have an exercise price below 100% of the fair market value of the Class A common stock at the date of grant. Incentive stock options may not have an exercise price below 110% of the fair market value of the Class A common stock at the date of grant. The maximum contractual term of any option award under the Plan is ten years. Awards totaling 364,228 shares have been granted under the Plan as of March 31, 2007.

Options — In the first three months of 2007, nonqualified stock options to purchase 73,100 shares of Class A common stock were awarded under the Plan. These options have graded four year vesting periods, a maximum term of ten years and accelerated vesting provisions upon a change in control. The following table summarizes options outstanding under the Plan as of March 31, 2007:

	Time Vested Options				Market Performance Options
Options	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Outstanding - January 1, 2007	182	$61			50	$54
Granted	73	151			—	—
Exercised	—	—			—	—
Forfeited or expired	(1)	151			—	—

Outstanding - March 31, 2007	254	$87	$24,047	8.9	50	$54	$6,375	8.6

Vested or expected to vest - March 31, 2007	243	$87	$23,114	8.9	50	$54	$6,375	8.6

Exercisable - March 31, 2007	44	$60	$5,373	8.6	50	$54	$6,375	8.6

The weighted-average grant date fair value of options granted during the first three months of 2007 and 2006 was approximately $70 per share and $43 per share, respectively. The total grant date fair value of options that vested during the first three months of 2007 was approximately $0.3 million. No options vested during the first three months of 2006. The fair value of options granted during the first quarter of 2007 was estimated on the date of grant using a lattice-based option valuation model that assumes expected volatility of 45%, expected term of 6 years, a risk-free interest rate of 4.61% and a dividend yield of zero. Due to a lack of historical activity in the trading of our stock, expected volatilities and terms are based on the historical activity of the stock of peer companies that management considers to be engaged in a business similar to the CBOT. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the option grant. CBOT Holdings has not paid any dividends to date, so the expected dividend yield is set at zero.

Restricted Stock Awards — In the first quarter of 2007, no shares of restricted stock were awarded under the Plan nor did any restricted stock grants vest. The following table summarizes non-vested shares under the Plan as of March 31, 2007:

Non-vested Shares	Shares (000)	Weighted- Average Grant-date Fair Value
Non-vested - January 1, 2007	42	$77
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested - March 31, 2007	42	$77

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

Earnings per share are calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Net income	$55,391	$35,103

Weighted average number of Class A common stock shares:
Basic	52,798	52,787
Effect of stock options	85	46
Effect of restricted stock grants	17	7

Diluted	52,900	52,840

Earnings per share:
Basic	$1.05	$0.66
Diluted	1.05	0.66

Options to purchase 71,800 shares of common stock at a weighted-average price of $151 per share were outstanding during the first quarter of 2007, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive. Similarly, options to purchase 27,000 shares of common stock at a weighted-average price of $94 per share were outstanding during the first quarter of 2006, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

5. RESTRICTED CASH

CBOT Holdings has cash deposits that under their terms cannot be withdrawn without prior notice or penalty. When a membership is sold in conjunction with the shares of Class A common stock that are associated with the membership, the proceeds of such sale are held in escrow for a specified period of time to allow other members to make claims against the selling member. This escrow account and other restricted cash at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Escrow for funds held for membership transfers	$2,202	$62
Forward contract collateral	913	913

Total	$3,115	$975

6. MARKETABLE SECURITIES

CBOT Holdings has short-term investments in U.S. Treasury securities and has the ability and the intent to hold them until maturity. These securities are debt securities classified as held-to-maturity and are recorded at amortized cost pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Held-to-maturity debt securities with maturities of 90 days or less at the date of purchase are classified as cash and cash equivalents and held-to-maturity debt securities with maturities between 91 days and one year are classified as short-term investments in current assets. Held-to-maturity debt securities classified as short-term investments at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Held-to-maturity securities - less than one year maturity:
Amortized cost	$362,366	$312,411
Gross unrealized holding gains	252	291

Aggregate fair value	$362,618	$312,702

7. DEBT

At December 31, 2006, CBOT Holdings had $10.7 million of current debt related to private placement senior notes due in annual installments through 2007 at an annual interest rate of 6.81%. In the first quarter of 2007, the final annual principal repayment of $10.7 million was made on the senior notes, the payment of which terminated the obligations under the senior notes. CBOT Holdings had no outstanding debt obligations as of March 31, 2007.

At December 31, 2006, CBOT Holdings had an agreement with LaSalle Bank National Association (the “bank”) to provide CBOT Holdings with an unsecured $20.0 million revolving credit facility (the “Revolver”). Interest related to the Revolver was payable monthly at the lower of LIBOR plus 2.25% or the bank’s prime rate. The Revolver allowed for the issuance of letters of credit, up to the unused portion of the $20.0 million line of credit. The Revolver contained certain covenants that CBOT Holdings was required to comply with, which, among other things, required CBOT Holdings to maintain certain equity levels and financial ratios, as well as restricted CBOT Holdings’ ability to incur additional indebtedness, except in certain specified instances. No amounts were borrowed nor outstanding under the Revolver. The Revolver had a maturity date of February 14, 2007 and management of CBOT Holdings decided not to renew the Revolver.

8. BENEFIT PLANS

At December 31, 2005, substantially all employees of CBOT Holdings were covered by a non-contributory, defined benefit pension plan (the “Pension Plan”). The benefits payable under the Pension Plan are based on the years of service and the employees’ average compensation levels. In December 2005, the board of directors amended the Pension Plan of CBOT Holdings so that employees hired on or after January 1, 2006 are no longer eligible to participate in the Pension Plan, but instead are eligible to participate in a newly created defined contribution pension plan.

CBOT Holdings’ funding policy for the Pension Plan is to contribute annually the maximum amount that can be deducted for federal income tax purposes, with the maximum funding level not to exceed 150% of the current liability. CBOT Holdings contributed $5.6 million to the Pension Plan during the first quarter ended March 31, 2007 and does not expect to make any further contributions in 2007. The Pension Plan assets are primarily invested in marketable debt and equity securities. The measurement date of Pension Plan assets and obligations is December 31.

The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Service cost	$669	$807
Interest cost	549	687
Expected return on plan assets	(740)	(927)
Net amortization:
Unrecognized prior service cost	1	1
Unrecognized net loss	196	244

Net periodic benefit cost	$675	$812

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

The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Service cost	$151	$150
Interest cost	156	174
Net amortization:
Transition liability	33	35
Unrecognized net loss	26	33

Net periodic benefit cost	$366	$392

9. FOREIGN CURRENCY FORWARD CONTRACTS

CBOT Holdings currently utilizes foreign currency forward contracts that are identified as fair value hedges. These are intended to offset the effect of exchange rate fluctuations on firm commitments for purchases of fixed annual and quarterly services denominated in pounds sterling. These contracts had notional amounts approximating $24.3 million (14.3 million pounds sterling) at March 31, 2007. The fair value of these contracts, which was $3.6 million at March 31, 2007, is recorded in accounts receivable. Gains and losses on these hedge instruments, as well as the gains and losses on the underlying hedged item, offset each other and were therefore zero in the first three months of 2007. There were no gains or losses recorded on these fair value hedges related to hedge ineffectiveness.

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

Litigation with LAMPERS: On March 16, 2007, the Louisiana Municipal Police Employees’ Retirement System (“LAMPERS”) filed a putative class action lawsuit, on behalf of itself and CBOT Holdings’ stockholders, in Delaware state court against CBOT Holdings, its directors and the CME. The lawsuit alleges that the directors of CBOT Holdings breached their fiduciary duties in connection with the CME merger agreement by, among other things, failing to consider alternative transactions and obtain the highest price reasonably available consistent with the doctrine set forth by the Delaware court in Revlon, Inc. v. MacAndrews & Forbes Holdings, Inc., agreeing to improper deal protection provisions in the CME merger agreement and omitting material information from the proxy statement for the merger. The CME is alleged to have aided and abetted the breach of fiduciary duties by the directors of CBOT Holdings. The complaint seeks to enjoin CBOT Holdings from taking any action to consummate the merger with the CME until the directors have fully complied with the duties allegedly owed under Revlon, and to invalidate the allegedly improper deal protection provisions. The complaint also seeks unspecified compensatory damages, interest and attorneys fees. The court has permitted LAMPERS to undertake limited discovery. CBOT Holdings and the other defendants filed motions to dismiss the lawsuit on April 9, 2007, which are presently pending.

One of the conditions to the closing of the CME merger is that there is no injunction issued by any court prohibiting the consummation of the merger. While CBOT Holdings believes these claims are without merit, no assurance can be given that the purported class action lawsuit will not result in such an injunction being issued, which could prevent or delay a closing of the CME merger.

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

CBOT Holdings evaluates operating segment performance based on revenues and income before income taxes. Intercompany transactions between segments have been eliminated. The accounting principles used for segment reporting are the same as those used for consolidated financial reporting. A summary by operating segment follows for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31, 2007
	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$117,680			$117,680
Clearing fees	33,973			33,973
Market data	25,082			25,082
Building		5,915		5,915
CBOT space rent		6,689	(6,689)	—
Services	4,234			4,234
Other	853			853

Total revenues	$181,822	$12,604	$(6,689)	$187,737

Depreciation and amortization	$7,778	$3,742		$11,520

Income before income taxes	$96,483	$(804)		$95,679

Total assets	$704,259	$181,138		$885,397

Capital expenditures	$1,510	$1,419		$2,929

	Three Months Ended March 31, 2006
	Exchange Trading	Real Estate Operations	Eliminations	Totals
Revenues:
Exchange fees	$83,120			$83,120
Clearing fees	23,231			23,231
Market data	23,643			23,643
Building		5,505		5,505
CBOT space rent		6,608	(6,608)	—
Services	4,236			4,236
Other	351			351

Total revenues	$134,581	$12,113	$(6,608)	$140,086

Depreciation and amortization	$10,225	$3,861		$14,086

Income before income taxes	$58,749	$(225)		$58,524

Total assets	$545,480	$184,812		$730,292

Capital expenditures	$1,953	$2,242		$4,195

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Historical results are not necessarily indicative of results for any future period. See “Forward-Looking Statements.”

References in this discussion to “CBOT Holdings,” “the Company” or “we” refer to CBOT Holdings, Inc. and its subsidiaries. References to “the CBOT” relate to the Board of Trade of the City of Chicago, Inc. and its subsidiaries.

Overview

Through our CBOT subsidiary, we operate a marketplace for the trading of interest rate, agriculture, equity index and metals, energy and other futures contracts, as well as options on futures contracts. We offer side-by-side trading of most of our products across both electronic and open-auction trading platforms with leading technology infrastructure. We believe this provides unique trading opportunities by offering deep liquidity coupled with transparency that affords all market participants the ability to compete openly for outstanding orders.

Our market participants include many of the world’s largest banks, investment firms and commodities producers and users. Other market users include financial institutions, such as public and private pension funds, mutual funds, hedge funds and other managed funds, insurance companies, corporations, commercial banks, professional independent traders and retail customers.

Business Developments

Merger Agreement with Chicago Mercantile Exchange Holdings Inc.

On October 17, 2006, CBOT Holdings, the CBOT and Chicago Mercantile Exchange Holdings Inc. (the “CME”) entered into an Agreement and Plan of Merger (as amended, the “Agreement”) under which CBOT Holdings would merge with and into the CME, with the CME continuing as the surviving company. The CBOT would become a subsidiary of the CME following the merger.

Under the terms of the Agreement, each outstanding share of our Class A common stock (other than shares owned by the CME or its subsidiaries) will be converted into the right to receive 0.3006 shares of Class A common stock of the CME (the “Exchange Ratio”) or, at the election of the holder, cash in an amount equal to the Exchange Ratio multiplied by the average closing sales price of the CME Class A common stock on the New York Stock Exchange for the ten consecutive trading days ending on the second full trading day prior to the effective time of the merger rounded to four decimal points (the “Cash Consideration”). The aggregate amount of Cash Consideration paid to our stockholders may not exceed $3.0 billion. In the event our stockholders elect to receive Cash Consideration that would exceed $3.0 billion in the aggregate, the $3.0 billion Cash Consideration will be prorated among stockholders that elected cash. All outstanding options to purchase shares of our Class A common stock issued by CBOT Holdings will be converted into options to purchase shares of CME Class A common stock, as adjusted for the Exchange Ratio. Under certain circumstances, if the Agreement is terminated, we or CME may be required to pay the other a termination fee of $240.0 million and reimburse the other party for up to $6.0 million in expenses.

The merger is subject to a number of conditions, including, but not limited to, (i) the approval of the Agreement by the stockholders of both us and the CME, (ii) the approval of the repurchase of our Class B common stock and an Amended and Restated Certificate of Incorporation of the CBOT by the Series B-1 and Series B-2 members of the CBOT, voting together as a single class, and (iii) receipt of certain regulatory approvals. Pending all requisite approvals, and subject to developments regarding the unsolicited proposal described below, we expect the merger to be completed by mid-2007.

In connection with the proposed merger the parties have filed relevant materials with the Securities and Exchange Commission (“SEC”), including a joint proxy statement/prospectus regarding the proposed transaction. INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS REGARDING THE PROPOSED TRANSACTION, BECAUSE IT CONTAINS IMPORTANT INFORMATION. Investors are able to obtain a free copy of the joint proxy statement/prospectus, as well as other filings containing information about CBOT Holdings and CME without charge, at the SEC’s website (http://www.sec.gov). Copies of the joint proxy statement/prospectus can also be obtained without charge by directing a request to CBOT Holdings, Inc., Attention: Investor Relations, at 141 West Jackson, Chicago, Illinois 60604 or calling (312) 435-3500.

Unsolicited Proposal from IntercontinentalExchange, Inc.

On March 15, 2007, CBOT Holdings received an unsolicited proposal from the IntercontinentalExchange, Inc. (“ICE”) to merge with CBOT Holdings. In this transaction, holders of CBOT Holdings Class A common stock would receive 1.42 shares of ICE common stock for each share of CBOT Holdings common stock (or, should CBOT Holdings be the surviving entity, CBOT Holdings would issue the inverse number of shares of CBOT Holdings common stock for each share of ICE common stock outstanding), which would result in CBOT Holdings stockholders owning approximately 51.5% of the combined company.

Subsequently, the Company’s Board of Directors, after consultation with its legal and financial advisors, authorized CBOT Holdings, on the basis permitted by its merger agreement with CME, to begin discussions and exchange information with ICE relating to ICE’s unsolicited proposal. Due to this development, the special meetings of CBOT Holdings stockholders and CBOT members to vote on the merger with CME, which were originally scheduled to occur on April 4, 2007, have been rescheduled for July 9, 2007 to give the Board of Directors of CBOT Holdings, its special committees and the Board of Directors of the CBOT sufficient time to complete their review of the unsolicited proposal from ICE. A new record date for the special meetings will be established and updated proxy materials describing ICE’s proposal and other events occurring after the distribution of the previous proxy materials will be distributed to CBOT Holdings stockholders and CBOT members prior to the meeting date.

Operations

We derive a substantial portion of our revenue from exchange fees and clearing fees directly related to the trading in our markets, which accounted for 63% and 18%, respectively, of our total revenue in the first three months of 2007. In addition, we derive revenue from the sale of market data indirectly related to trading in our markets, which accounted for 13% of our total revenue in the first three months of 2007. We also own and operate three office buildings in the City of Chicago, which accounted for 3% of our total revenue in the first three months of 2007.

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

We reached record levels in the first quarter of 2007 for volume, revenue and net income. Our trading volume increased 24% from the first quarter of 2006. Our revenue for the quarter grew 34% versus the first quarter of 2006, our operating margin improved from 40% to 48% and our net income increased 58% over the prior year period. These results were due primarily to the 24% increase in trading volume and a 15% increase in the average exchange and clearing fee rate per contract traded, and were offset in part by $13.0 million of merger-related expenses which caused operating expenses to increase by 15% in the quarter.

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

The following chart summarizes trading volume by product category, as well as the portion of total trading volume executed on our electronic trading platform, e-cbot®. The table also includes total trading fees, average rate per contract, total volume-based expenses and average volume-based expense per contract (in thousands, except per contract rates):

	Three Months Ended March 31,
	2007		2006
Trading Volume	Total	% of Total	Total	% of Total	Volume Change	% Change
Interest Rate	187,977	78%	158,752	82%	29,225	18%
Agriculture	39,132	16%	25,529	13%	13,603	53%
Equity Index	8,527	4%	7,025	4%	1,502	21%
Metals, Energy & Other	4,042	2%	1,376	1%	2,666	194%

Total	239,678	100%	192,682	100%	46,996	24%

e-cbot Volume	187,913	78%	132,196	69%	55,717	42%
Trading Fees (1)	$151,653		$106,351		$45,302	43%
Average Rate per Contract (2)	$0.633		$0.552		$0.081	15%
Volume-based expenses (3)	$23,915		$19,761		$4,154	21%
Volume-based expenses per Contract (4)	$0.100		$0.103		$(0.003)	-3%

(1)	Comprised of total exchange and clearing fee revenue.
(2)	Represents total trading fees divided by total reported trading volume.
(3)	Comprised of clearing services and contracted license fees.
(4)	Represents volume-based expense divided by total reported trading volume.

Volume Growth

For the first quarter of 2007, CBOT reported volume growth across each of its major product categories. Aggregate trading volume growth was largely attributable to an increase in trading volume of our interest rate products. Interest rate products represent our largest product group and primarily consist of our U.S. Treasury complex, which includes contracts on 30-year U.S. Treasury bonds, 10-, 5-, and 2-year Treasury notes, as well as 30-Day Federal Funds. This growth was driven primarily by higher trading volume in the 10-year U.S. Treasury Note futures, the most actively traded contract at the CBOT. Agricultural trading volume exhibited a larger growth rate than that in our interest rate product group, although the total additional agricultural volume represents a smaller proportion of our total product mix. Our metals product group has continued to show strong growth, as we benefit from increased market demand for these contracts.

Among the factors that we believe affected trading volume growth in contracts on U.S. Treasury securities are: heightened volatility in the equity market; expanded distribution of direct connections to e-cbot; increased educational programs on our U.S. Treasury complex; and volume-driving market maker programs on e-cbot for certain U.S. Treasury contracts. We believe that the growth in trading volume in our agriculture products was due in part to increasing demand for biofuels, growth in the use of commodities as an asset investment category, vagaries in global agricultural production, as well as the third quarter 2006 introduction of daytime trading of Agricultural futures on e-cbot, concurrently with the open auction trading of these contracts. Our growth in metals volume, we deem, was driven to a certain extent by our marketing efforts, enhancements made to create greater trading efficiencies, volatility in the underlying contracts, and increased liquidity in our marketplace. Our equity index growth, we believe, was due in part to marketing efforts around those products as well as from liquidity provided by electronic market makers.

While not certain, we expect that the factors that contributed to recent volume growth will continue to contribute to future volume levels. However, additional factors may arise that could offset future increases in contract trading volume or result in a decline in contract trading volume, such as new or existing competition or other events. Accordingly, you should understand that our historical contract trading volume may not be an indicator of future contract trading volume results.

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

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Net Income

Net income for the first quarter of 2007 was $55.4 million, $20.3 million or 58% higher than net income for the first quarter of 2006. This growth was primarily the after-tax result of increased revenues of $47.7 million in the first quarter of 2007 offset to a degree by operating expense growth of $13.8 million. The operating expense growth was primarily due to $13.0 million of professional services incurred in the first quarter of 2007 related to the merger agreement with CME and, to a lesser extent, the March 15, 2007 unsolicited proposal from ICE.

Revenues

Revenues for the first quarter of 2007 were $187.7 million, an increase of $47.7 million compared with the first quarter of 2006. The increase in revenues was almost entirely related to a $45.3 million increase in exchange and clearing fee revenues. Exchange and clearing fee revenues increased from the first quarter of 2006 primarily due to the 24% increase in trading volume, which accounted for $25.9 million of the increase, and a 15% increase in the average rate per contract traded, which accounted for $19.4 million of the increase.

The following chart provides revenues by source (in thousands):

	Three Months Ended March 31,
	2007	2006	% Change
Exchange fees	$117,680	$83,120	42%
Clearing fees	33,973	23,231	46%

Trading fees	151,653	106,351	43%
Market data	25,082	23,643	6%
Building	5,915	5,505	7%
Services	4,234	4,236	0%
Other	853	351	143%

Total revenues	$187,737	$140,086	34%

The following table provides trading fees, which include exchange fees and clearing fees, per reported contract traded at the product and platform levels:

	Three Months Ended March 31,
	2007	2006	% Change
Interest rate	$0.552	$0.517	7%
Agriculture	$0.966	$0.673	44%
Equity index	$0.799	$0.760	5%
Metals, energy & other	$0.822	$1.312	-37%
Overall average rate per contract	$0.633	$0.552	15%
e-cbot	$0.587	$0.495	19%
Open-auction	$0.516	$0.515	0%
Off-exchange	$2.821	$2.296	23%
Overall average rate per contract	$0.633	$0.552	15%

The average rate per contract traded, which is total trading fees divided by total reported trading volume, for the first quarter of 2007 was $0.633, 15% higher than the $0.552 average rate per contract traded in the first quarter of 2006. The average rate per contract traded increased in the first quarter of the current year primarily due to exchange and clearing fee increases initiated in the third and fourth quarters of 2006. Also, the overall average rate per contract benefited from a 44% increase in the average rate per contract on Agricultural contracts due to higher levels of electronic trading of such contracts following the August 1, 2006 introduction of electronic trading of Agricultural futures during daytime trading hours.

Expenses

Operating expenses increased 16% in the first quarter of 2007 compared with the first quarter of 2006. Operating expenses as a percent of total revenues decreased from 60% in the first quarter of 2006 to 52% in the first quarter of 2007, resulting in an operating margin of 48% in the first quarter of 2007 compared with 40% in the first quarter of 2006. Operating expenses in the first quarter of 2007 included $13.0 million of professional expenses related to the merger agreement with CME and, to a lesser extent, the March 15, 2007 unsolicited proposal from ICE.

The following chart illustrates operating expenses and income from operations in total and as a percent of total revenues (in thousands):

	Three Months Ended March 31,
	2007	2006	% Change
Total revenues	$187,737	$140,086	34%
Expenses:
Clearing services	21,796	18,023	21%
Contracted license fees	2,119	1,738	22%

Volume-based expenses	23,915	19,761	21%
Salaries and benefits	20,487	19,102	7%
Depreciation and amortization	11,520	14,086	-18%
Professional services (net of merger related)	3,684	3,939	-6%
General and administrative expenses	4,477	5,076	-12%
Building operating costs	6,420	6,603	-3%
Information technology services	11,772	12,230	-4%
Programs	2,991	2,627	14%

Baseline expenses	61,351	63,663	-4%
Merger related expenses in professional services	12,970	—
Severance and related costs	(18)	1,036

Other expenses	12,952	1,036	1150%
Operating expenses	98,218	84,460	16%

Income from operations	$89,519	$55,626	61%

	As a % of Revenue
Volume-based expenses	13%	14%
Baseline expenses	32%	45%
Other expenses	7%	1%

Operating expenses	52%	60%
Operating Margin	48%	40%

Volume-based Expenses

Volume-based expenses increased $4.2 million, or 21%, in the first quarter of 2007 versus the first quarter of 2006. These expenses are tied to our trading volume, so the increase in volume-based expenses is in line with our 24% increase in trading volume. The average volume-based expense per contract was generally consistent between the periods at $0.100 and $0.103 per contract in the first quarters of 2007 and 2006, respectively.

Baseline Expenses

Baseline expenses decreased $2.3 million, or 4%, in the first quarter of 2007 versus the first quarter of 2006. In the first quarter of 2007, these expenses decreased to 32% of total revenues from 45% of total revenues in the first quarter of 2006. Within baseline expenses, depreciation and amortization decreased $2.6 million and salaries and benefits increased $1.4 million.

The salary and benefits increases were the result of increased incentive pay accruals and stock-based compensation. Incentive pay accruals were $0.6 million higher in the 2007 quarterly period, as a result of incentive programs tied to the improved financial performance of the company. Non-cash, stock-based compensation was $0.8 million in the three months ended March 31, 2007 versus $0.4 million in the prior year period.

The decrease in depreciation and amortization expense in the first quarter was due to the effect of assets that became fully-amortized in the fourth quarter of 2006. Approximately $26.3 million of software related to the

Company’s fourth quarter 2003 conversion to e-cbot and the Common Clearing Link became fully depreciated during the fourth quarter of 2006, resulting in a decrease in depreciation and amortization expense of approximately $2.2 million in the first quarter of 2007 compared to the first quarter of 2006. Also, our capital spending has decreased in recent quarters, which has further decreased our level of depreciation and amortization expense.

Other Expenses

In the first quarter of 2007, we incurred approximately $13.0 million of expense for legal and advisory services related to the CME merger agreement and, to a lesser extent, the March 15, 2007 unsolicited proposal from ICE. The balance of professional services (included in baseline expenses) was relatively consistent between the periods. In the first quarter of 2006, we recorded severance costs of $1.0 million related to a retirement agreement entered into in March 2006 with our former general counsel.

Income Taxes

The effective income tax rate for the quarter ended March 31, 2007 was 42% and the effective income tax rate for the quarter ended March 31, 2006 was 40%, essentially our combined federal and state statutory rate. The rate in the current period is higher than our statutory rates due to the non-deductibility of certain expenses, primarily merger-related expenses.

Liquidity and Capital Resources

Our operations are the major source of our liquidity. Cash requirements principally consist of operating expenses and capital expenditures for technology enhancements and building improvements.

At March 31, 2007, cash and cash equivalents were $187.9 million versus $179.2 million at December 31, 2006. When combined with short-term investments, which are comprised of U.S. Treasury securities with maturities between 91 days and one year, these current assets totaled $550.2 million at March 31, 2007, a $58.6 million increase from $491.6 million at December 31, 2006. The increase in cash, cash equivalents and short-term investments during the first three months of 2007 was primarily the result of $73.2 million of cash from operations, partially offset by $10.7 million of debt repayments and $2.9 million of capital expenditures.

Working capital at March 31, 2007 increased $58.8 million from December 31, 2006 to a balance of $543.0 million. The increase in working capital was primarily a result of the increase in cash, cash equivalents and short-term investments, as described above, an increase in accounts receivable of $16.8 million related to higher revenues in the first quarter of 2007 compared with the fourth quarter of 2006 and a decrease in the current portion of debt payable of $10.7 million due to the final payment on outstanding debt. These increases to working capital were offset in part by a $24.9 million increase in income taxes payable related to improved earnings and a $9.1 million increase in accounts payable due to increased accruals for merger-related legal and advisory services.

Property and equipment, net of accumulated depreciation, was $215.8 million, an $8.5 million decrease from December 31, 2006. The decrease in property and equipment reflects recorded depreciation of $11.4 million offset by capital expenditures of $2.9 million.

We anticipate that current cash balances and future funds generated through operations will be sufficient to meet cash requirements for operations and capital expenditures, currently and for the foreseeable future. If we were to experience a significant reduction in our cash flows from operations, we believe we currently have a variety of options for raising capital for short-term cash needs, such as reducing short-term investments or making private or public offerings of our securities.

Net Cash Flows From Operating Activities

Net cash provided by operating activities totaled $73.2 million and $46.8 million for the first three months of 2007 and 2006, respectively. Cash provided by operations in 2007 primarily consisted of $55.4 million of net income adjusted for non-cash items including $11.5 million of depreciation and amortization and the effects of the $16.8 million increase in accounts receivable, $24.9 million increase in income taxes payable and $9.1 million increase in accounts payable discussed above. Cash provided by operations in 2006 primarily consisted of $35.1 million of net income adjusted for depreciation and amortization of $14.1 million.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities totaled $53.8 million and $32.5 million in the first three months of 2007 and 2006, respectively. Cash used for investing in 2007 primarily consisted of $48.7 million of purchases of short-term investments (net of maturities) and capital expenditures of $2.9 million. Cash used for investing in 2006 primarily consisted of a $15.2 million increase in restricted cash, $13.0 million of purchases of short-term investments (net of maturities) and capital expenditures of $4.2 million.

Capital Expenditures

Approximately $1.4 million and $2.2 million of the capital expenditures related to real estate projects for building renovations and tenant space improvements in the first quarter of 2007 and 2006, respectively. The balance of capital expenditures in each period related primarily to the technology supporting our trading platforms.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities totaled $10.7 million in each of the first quarters of 2007 and 2006, and primarily related to scheduled debt repayments.

Long-Term and Short-Term Debt

The $10.7 million debt payment in the first quarter of 2007 represented the final payment on senior notes. As of March 31, 2007, the Company had no outstanding debt obligations.

Critical Accounting Policies

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual amounts could differ from those estimates. A summary of the critical accounting policies that we believe are important to understanding our financial results is included in our Annual Report on Form 10-K for the year ended December 31, 2006 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in the audited financial statements and related notes included in the Form 10-K. Other than the adoption of FIN 48 discussed in Recent Accounting Practices, which follows, there have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first quarter of 2007.

Recent Accounting Policies

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in accounting practices used in regards to uncertain tax positions by prescribing a recognition threshold and measurement criteria for benefits related to income taxes. FIN 48 allows companies to recognize the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained upon examination by the relevant taxing authority on the basis of the technical merits of the positions. The tax benefit recognized represents the largest amount that is greater than 50% likely of being ultimately realized. A liability is required to be recognized for any tax benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. The provisions of FIN 48 became effective for all reporting periods beginning after December 15, 2006. Accordingly, CBOT Holdings adopted FIN 48 effective January 1, 2007.

Upon adopting FIN 48, CBOT Holdings recorded a $2.2 million liability for unrecognized tax benefits related to uncertain tax positions, $1.5 million of which reduced the January 1, 2007 balance of retained earnings and $0.7 million of which decreased long-term deferred tax liabilities. As of January 1, 2007, CBOT Holdings had $1.9 million of unrecognized tax benefits and $0.3 million of accrued interest and penalty related to unrecognized tax benefits. CBOT Holdings classifies interest expense and penalties related to unrecognized tax benefits as components of income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect CBOT Holdings’ effective tax rate was $1.5 million. It is reasonably possible that the amount of unrecognized tax benefits will change in the next 12 months; however, based on the information currently available, it is not expected that any change would be significant.

CBOT Holdings files income tax returns in the U.S. Federal jurisdiction and various state, local and foreign jurisdictions. CBOT Holdings’ tax returns have been examined by the Internal Revenue Service through calendar year 2003. CBOT Holdings is generally not subject to tax return examination in other jurisdictions prior to calendar year 2003.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements. Instead, it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. It is not anticipated that the adoption of SFAS No. 157 will have a significant impact on our financial position or results of operations.

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

Forward-Looking Statements

We have included in Parts I and II of this Quarterly Report on Form 10-Q, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in forward-looking statements include the risks and uncertainties identified in our reports and other filings made with the SEC, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K and those discussed under Part II, Item 1A of this report. These risks and uncertainties are not exhaustive however, and new risks and uncertainties may emerge from time to time.

In some cases, you can identify forward-looking statements with terminology such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “pending” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements which speak only as of the date of this Report. Actual events or results may differ materially and we undertake no ongoing obligation, other than that imposed by law, to update these statements.

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

We currently utilize foreign currency forward contracts that we identified as fair value hedges. These are intended to offset the effect of exchange rate fluctuations on firm commitments for purchases of fixed annual and quarterly services denominated in pounds sterling. These contracts had notional amounts approximating $24.3 million (14.3 million pounds sterling) at March 31, 2007. The fair value of these contracts, which was $3.6 million at March 31, 2007, is recorded in accounts receivable. Gains and losses on these hedge instruments, as well as the gains and losses on the underlying hedged item, offset each other and were therefore zero in the first quarter of 2007. There were no gains or losses recorded on these fair value hedges related to hedge ineffectiveness.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Litigation with LAMPERS: On March 16, 2007, the Louisiana Municipal Police Employees’ Retirement System (“LAMPERS”) filed a putative class action lawsuit, on behalf of itself and CBOT Holdings’ stockholders, in Delaware state court against CBOT Holdings, its directors and the CME. The lawsuit alleges that the directors of CBOT Holdings breached their fiduciary duties in connection with the CME merger agreement by, among other things, failing to consider alternative transactions and obtain the highest price reasonably available consistent with the doctrine set forth by the Delaware court in Revlon, Inc. v. MacAndrews & Forbes Holdings, Inc., agreeing to improper deal protection provisions in the CME merger agreement and omitting material information from the proxy statement for the merger. The CME is alleged to have aided and abetted the breach of fiduciary duties by the directors of CBOT Holdings. The complaint seeks to enjoin CBOT Holdings from taking any action to consummate the merger with the CME until the directors have fully complied with the duties allegedly owed under Revlon, and to invalidate the allegedly improper deal protection provisions. The complaint also seeks unspecified compensatory damages, interest and attorneys fees. The court has permitted LAMPERS to undertake limited discovery. CBOT Holdings and the other defendants filed motions to dismiss the lawsuit on April 9, 2007, which are presently pending.

One of the conditions to the closing of the CME merger is that there is no injunction issued by any court prohibiting the consummation of the merger. While CBOT Holdings believes these claims are without merit, no assurance can be given that the purported class action lawsuit will not result in such an injunction being issued, which could prevent or delay a closing of the CME merger.

We also provided a discussion of all material pending litigation matters relating to CBOT Holdings, Inc. in Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006. For the three months ended March 31, 2007, there were no material developments with regard to our previously reported matters and, except as described above, no other matters were reportable during the period. In addition to the matters described in our SEC filings, from time to time we are involved in various legal proceedings arising in the ordinary course of our business. Management believes that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position, although an adverse determination could be material to our results of operations or cash flows in any particular period.

ITEM 1A. RISK FACTORS

Our business faces significant risks. We provide a discussion of the risk factors that may affect our business in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q, in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006 and in our proxy statement filed with the SEC on March 2, 2007 relating to the proposed CME merger. The risks described below update and should be read in conjunction with the risk factors described in the preceding sentence. The risk factors described in this Report, in our 2006 Form 10-K and in our proxy statement filed on March 2, 2007 may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be affected materially.

There are significant risks and uncertainties associated with our proposed merger with the CME.

There are significant risks and uncertainties associated with our proposed merger with the CME. For example, the acquisition may not be consummated, or may not be consummated by mid 2007 as currently anticipated, as a result of several factors, including but not limited to: (i) the inability to obtain regulatory approvals of the merger, or to obtain such approvals on the currently proposed terms; or (ii) the failure of the shareholders of the CME, or the shareholders and members of the Company, to approve the merger. In addition, one of the conditions to the closing of the CME merger is that there is no injunction issued by any court prohibiting the consummation of the merger. We cannot assure you that the LAMPERS purported class action lawsuit described in this Form 10-Q, or any other potential litigation filed in connection with or relating to the proposed CME merger, will not result in such an injunction being issued, which could prevent or delay a closing of the CME merger. Under certain circumstances, if the merger agreement with the CME is terminated, we may be required to pay the CME a termination fee of $240.0 million and reimburse the CME for up to $6.0 million in expenses.

The merger agreement also restricts us from engaging in certain activities and taking certain actions without the CME’s approval, which could prevent us from pursuing opportunities that may arise prior to a closing of the merger.

Furthermore, the combined company may fail to realize the growth opportunities and the anticipated benefits to be derived from the combined businesses. There can be no assurances that our systems, policies or procedures will be integrated successfully with CME. There also can be no assurance that we will be able to successfully and timely integrate our operations, products, services or technology with CME. There also may be delays, complications and expenses relating to such integration. If we are not able to successfully combine our businesses, the anticipated benefits from the transaction may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees of the CME or the Company, or that the disruption of our business or the ongoing business of the CME due to the merger could adversely affect our ability to maintain relationships with customers or suppliers. Finally, management’s present expectations of future results may be modified or revised as a result of the foregoing matters.

Our business could be adversely impacted as a result of uncertainty related to the proposed merger with the CME and the unsolicited proposal from ICE.

The proposed merger with the CME and the unsolicited proposal from ICE could cause disruptions in our business, which could have an adverse effect on our results of operations and financial condition. For example:

•	our employees may experience uncertainty about their future roles at the Company, which might adversely affect our ability to retain and hire key managers and other employees;

•

customers and suppliers may experience uncertainty about the Company’s future and may seek alternative business relationships with third parties or seek to alter their business relationships with the Company; and

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business.

In addition, we have incurred, and will continue to incur, significant fees for professional services and other transaction costs in connection with the proposed CME merger and our review of the unsolicited proposal from ICE, and many of these fees and costs are payable by us regardless of whether we consummate a transaction. We will also incur legal fees and other costs in connection with the LAMPERS purported class action lawsuit described in this Form 10-Q.

Additional risks and uncertainties which could affect CBOT Holdings, the CBOT and members of CBOT in connection with the proposed merger with CME are discussed in detail under the heading “Risk Factors” in the proxy statement filed by CBOT Holdings with the SEC on March 2, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2007 Annual Meeting of Stockholders was held on May 1, 2007. At the 2007 Annual Meeting, eight Class 2 directors were elected to serve a two-year term expiring in 2009. Of the eight directors elected at the Annual Meeting, five were “Parent Directors” elected by the holders of our Class A common stock, and three were “Subsidiary Directors” elected by the CBOT Subsidiary Voting Trust, as the sole holder of our Class B common stock. Stockholders also voted on the ratification of the selection of Deloitte & Touche LLP as our independent registered public accounting firm for 2007.

Immediately prior to the Annual Meeting of Stockholders, the CBOT held its 2007 Annual Meeting of Members. At that meeting, holders of the Series B-1 and B-2 memberships of the CBOT, voting together as a single class, elected three directors to the board of directors of the CBOT. The CBOT Subsidiary Voting Trust elected those three directors to the board of directors of CBOT Holdings. In addition, the five directors elected to CBOT Holdings’ board of directors by the holders of our Class A common stock at the 2007 Annual Meeting of Stockholders automatically became directors of the CBOT. As a result, the boards of CBOT Holdings and the CBOT consist of the same 17 directors.

The following tables set forth votes cast with respect to each of the above noted items:

Election of Directors

	Number of Votes
Parent Directors	For	Withheld
Charles P. Carey	32,138,329	512,410
John E. Callahan	31,876,124	774,615
James E. Cashman	31,699,950	950,789
James A. Donaldson	32,076,602	574,137
C.C. Odom, II	31,906,762	743,977

	Number of Votes*
Subsidiary Directors*	For	Withheld
Mark E. Cermak	644.84	6.16
Brent M. Coan	631.52	19.48
Charles M. Wolin	638.04	12.96

*	Results of vote by holders of CBOT Series B-1 and B-2 memberships at the CBOT’s 2007 Annual Meeting of Members.

Ratification of the Selection of Independent Registered Public Accounting Firm

Number of Votes
For	Against	Abstain
31,994,707	283,669	372,363

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of CBOT Holdings, Inc. (Incorporated by reference to Exhibit 3.1 from the Registrant’s registration statement on Form S-1(No.333-124730))

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of CBOT Holdings, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K filed on June 27, 2005)

3.3	Amended and Restated By-laws of CBOT Holdings, Inc. (Incorporated by reference to Exhibit 3.3 from the Registrant’s registration statement on Form S-1(No. 333-124730))

4.1	Amended and Restated Rights Agreement dated as of June 24, 2005 and amended as of September 14, 2006, by and between CBOT Holdings, Inc. and Computershare Investor Services LLC. (Incorporated by reference to Exhibit 4.1 from the Registrant’s current report on Form 8-K filed on September 15, 2006)

4.2	Amendment No. 1, dated as of October 17, 2006, to Amended and Restated Rights Agreement, dated as of June 24, 2005 and amended as of September 14, 2006, by and between CBOT Holdings, Inc. and Computershare Investor Services LLC (Incorporated by reference to Exhibit 4.1 from the Registrant’s current report on Form 8-K filed on October 18, 2006)

10.1	Sixth Amendment, dated as of January 19, 2007 to License Agreement dated June 5, 1997 between Dow Jones & Company, Inc. and the Board of Trade of the City of Chicago, Inc.†

10.2	Amendment No. 1 to the Amended and Restated Software License Agreement, dated as of December 15, 2005, by and between AtosEuronext Market Solutions Limited and the Board of Trade of the City of Chicago, Inc.†

10.3	Second Amended and Restated Managed Services Agreement, dated as of December 15, 2005, by and between AtosEuronext Market Solutions Limited and the Board of Trade of the City of Chicago, Inc.†

31.1	Certification by CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for a portion of this document. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, CBOT Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CBOT HOLDINGS, INC.

/s/ Bernard W. Dan
Date: May 8, 2007	Bernard W. Dan
President and Chief Executive Officer

/s/ Glen M. Johnson
Date: May 8, 2007	Glen M. Johnson
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of CBOT Holdings, Inc. (Incorporated by reference to Exhibit 3.1 from the Registrant’s registration statement on Form S-1(No.333-124730))

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of CBOT Holdings, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K filed on June 27, 2005)

3.3	Amended and Restated By-laws of CBOT Holdings, Inc. (Incorporated by reference to Exhibit 3.3 from the Registrant’s registration statement on Form S-1(No. 333-124730))

4.1	Amended and Restated Rights Agreement dated as of June 24, 2005 and amended as of September 14, 2006, by and between CBOT Holdings, Inc. and Computershare Investor Services LLC. (Incorporated by reference to Exhibit 4.1 from the Registrant’s current report on Form 8-K filed on September 15, 2006)

4.2	Amendment No. 1, dated as of October 17, 2006, to Amended and Restated Rights Agreement, dated as of June 24, 2005 and amended as of September 14, 2006, by and between CBOT Holdings, Inc. and Computershare Investor Services LLC (Incorporated by reference to Exhibit 4.1 from the Registrant’s current report on Form 8-K filed on October 18, 2006)

10.1	Sixth Amendment, dated as of January 19, 2007 to License Agreement dated June 5, 1997 between Dow Jones & Company, Inc. and the Board of Trade of the City of Chicago, Inc.†

10.2	Amendment No. 1 to the Amended and Restated Software License Agreement, dated as of December 15, 2005, by and between AtosEuronext Market Solutions Limited and the Board of Trade of the City of Chicago, Inc.†

10.3	Second Amended and Restated Managed Services Agreement, dated as of December 15, 2005, by and between AtosEuronext Market Solutions Limited and the Board of Trade of the City of Chicago, Inc.†

31.1	Certification by CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for a portion of this document. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission.